Form 10-Q
period 2021-09-30
Airsculpt Technologies, Inc.
filed 2021-12-03
CIK 1870940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-40973

AirSculpt Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1471855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Alton Road, Unit TH-103M
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 709-9690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AIRS	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 2, 2021, there were 55,640,154 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in the sections titled “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” in our Registration Statement (Registration No. 333-260067) on Form S-1.

Our future results could be affected by a variety of other factors, including, but not limited to, failure to open and operate new centers in a timely and cost-effective manner; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in the laws governing the corporate practice of medicine or fee-splitting; changes in the regulatory, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from war, pandemic, terrorist acts or political unrest.

The risk factors discussed in “Risk Factors” in our Registration Statement (Registration No. 333-260067) on Form S-1 and this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q.

There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements speak only as of the date they were made, and we are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

PART I FINANCIAL INFORMATION

Item. 1 Financial Statements

AirSculpt Technologies, Inc.

Balance Sheets

	September 30,
	2021	June 30,
	(Unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$10	$—
Total current assets	10	—
Total assets	$10	$—

Stockholder’s Equity
Common stock, $0.0001 par value, 1,000,000 shares authorized, 100 shares outstanding	$—	$—
Accumulated paid in capital	10	10
Stockholder receivable	—	(10)
Total stockholder’s equity	$10	$—

The accompanying notes are an integral part of these balance sheets.

AirSculpt Technologies, Inc.

Statement of Cash Flows (Unaudited)

Three Months
Ended
September 30,
2021
Cash flows from financing activities
Proceeds from stockholder receivable	$10
Net cash provided by financing activities	10
Net increase in cash and cash equivalents	10
Cash and cash equivalents
Beginning of period	—
End of period	$10

The accompanying notes are an integral part of this statement of cash flows.

AirSculpt Technologies, Inc.

Notes to Unaudited Financial Statements

NOTE 1—ORGANIZATION

AirSculpt Technologies, Inc. (“AirSculpt”) was incorporated in the state of Delaware on June 30, 2021, with the issuance of 100 shares of common stock to its sole stockholder in exchange for $10 due from that stockholder. The receivable from the stockholder is presented in the accompanying balance sheet as a deduction from stockholder’s equity. AirSculpt collected this stockholder receivable during the three months ended September 30, 2021. The Company had no operations through September 30, 2021.

NOTE 2—BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income, comprehensive income, and changes in stockholder’s equity have not been presented because there have been no activities in this entity from the date of incorporation through September 30, 2021.

NOTE 3—SUBSEQUENT EVENTS

On October 28, 2021, AirSculpt completed an initial public offering (“IPO”) of 8,050,000 shares of common stock at an initial public offering price of $11.00 per share. Of the 8,050,000 shares, AirSculpt offered 2,173,913, while 5,876,087 shares were offered by AirSculpt stockholders. The 8,050,000 shares, includes 1,050,000 shares purchased from AirSculpt stockholders upon the full execution of the underwriter’s option to purchase additional shares. Pursuant to a reorganization (the “Reorganization”) among entities under common control immediately prior to the IPO, AirSculpt became a holding company with its principal asset being 100% of the ownership interests in EBS Intermediate Parent LLC (the “Company”). Immediately following the IPO, AirSculpt's total outstanding shares were 55,640,154.

As part of the IPO, AirSculpt received proceeds of $13.5 million, net of underwriting and other offering related expenses, from their portion of the offering and did not receive any proceeds from the sale of shares of common stock by the selling stockholders in the IPO.

In conjunction with the IPO and Reorganization, AirSculpt filed an Amended and Restated Certificate of Incorporation authorizing 450,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

On October 27, 2021, AirSculpt established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan, 3,950,450 stock units were awarded to the AirSculpt’s executive officers and directors and 728,886 stock units were awarded to employees on November 4, 2021 and November 10, 2021, respectively.

EBS Intermediate Parent, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2021	December 31,
($000s)	(Unaudited)	2020
Assets
Current assets
Cash and cash equivalents	$20,738	$10,379
Prepaid expenses and other current assets	825	1,184
Total current assets	21,563	11,563
Property and equipment, net	11,725	7,108
Other long-term assets	1,682	1,544
Right of use operating lease assets	18,500	17,053
Intangible assets, net	57,041	60,608
Goodwill	81,734	81,734
Total assets	$192,245	$179,610
Liabilities and Member’s Equity
Current liabilities
Accounts payable	$1,386	$1,095
Accrued payroll and benefits	1,752	1,258
Current portion of long-term debt	850	400
Deferred revenue and patient deposits	4,334	3,233
Accrued and other current liabilities	1,371	581
Current right of use operating lease liabilities	3,383	2,890
Total current liabilities	13,076	9,457
Long-term debt, net	82,118	32,119
Long-term right of use operating lease liabilities	15,037	14,358
Total liabilities	110,231	55,934
Commitments and contingent liabilities (Note 9)
Member’s equity	82,014	123,676
Total liabilities and member’s equity	$192,245	$179,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

EBS Intermediate Parent, LLC and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($000s)	2021	2020	2021	2020
Revenue	$34,651	$17,837	$95,759	$39,923
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	11,410	6,758	31,462	15,853
Selling, general and administrative	11,980	6,199	30,926	16,118
Loss on debt modification	—	—	682	—
Depreciation and amortization	1,641	1,432	4,664	4,165
Total operating expenses	25,031	14,389	67,734	36,136
Income from operations	9,620	3,448	28,025	3,787
Interest expense, net	1,566	529	3,323	1,776
Net income	8,054	2,919	24,702	2,011
Pro forma income tax expense	1,933	496	5,908	496
Pro forma net income	$6,121	$2,423	$18,794	$1,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

EBS Intermediate Parent, LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Member’s Equity (Unaudited)

($000s)
Balance at December 31, 2019	$120,391
Distributions	(4,330)
Unit-based compensation	82
Net loss	(882)
Balance at March 31, 2020	115,261
Distributions	(4)
Unit-based compensation	81
Net loss	(26)
Balance at June 30, 2020	115,312
Distributions	(293)
Unit-based compensation	81
Net income	2,919
Balance at September 30, 2020	$118,019

Balance at December 31, 2020	$123,676
Distributions	(3,658)
Unit-based compensation	86
Net income	6,621
Balance at March 31, 2021	126,725
Distributions	(60,120)
Unit-based compensation	86
Net income	10,027
Balance at June 30, 2021	76,718
Distributions	(2,844)
Unit-based compensation	86
Net income	8,054
Balance at September 30, 2021	$82,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

EBS Intermediate Parent, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
($000s)	2021	2020
Cash flows from operating activities
Net income	$24,702	$2,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,664	4,165
Unit-based compensation	258	244
Non-cash interest expense; amortization of debt costs	399	159
Loss on debt modification	682	—
Changes in assets and liabilities
Prepaid expense and other current assets	(604)	550
Other assets	(1,585)	(2,961)
Accounts payable	291	(1,080)
Deferred revenue and patient deposits	1,100	336
Accrued and other liabilities	2,432	3,333
Net cash provided by operating activities	32,339	6,757
Cash flows from investing activities
Purchases of property and equipment, net	(4,726)	(2,543)
Net cash used in investing activities	(4,726)	(2,543)
Cash flows from financing activities
Payment on term loan	(626)	(301)
Borrowings on term loan, net	49,994	2,500
Distribution to member	(66,622)	(4,627)
Net cash used in financing activities	(17,254)	(2,428)
Net increase in cash and cash equivalents	10,359	1,786
Cash and cash equivalents
Beginning of period	10,379	5,128
End of period	$20,738	$6,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,722	$1,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

EBS Intermediate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF KEY ACCOUNTING POLICIES

AirSculpt Technologies, Inc. (“AirSculpt”), was formed as a Delaware corporation on June 30, 2021. On October 28, 2021, AirSculpt. completed an initial public offering (“IPO”) of 8,050,000 shares of common stock at an initial public offering price of $11.00 per share. Of the 8,050,000 shares, AirSculpt offered 2,173,913, while 5,876,087 shares were offered by AirSculpt stockholders. The 8,050,000 shares, includes 1,050,000 shares purchased from AirSculpt stockholders upon the full execution of the underwriter's option to purchase additional shares. Immediately following the IPO, AirSculpt’s total outstanding shares were 55,640,154. Pursuant to a reorganization (the “Reorganization”) among entities under common control immediately prior to the IPO, AirSculpt became a holding company with its principal asset being 100% of the ownership interests in EBS Intermediate Parent LLC (the “Company”). The operations of the Company represent the predecessor to AirSculpt prior to the IPO. The Company and its consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “we,” “our,” and “us.” Solely for convenience, some of the copyrights, trade names and trademarks referred to in this 10-Q Report are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks.

The Company was formed as a limited liability company under the laws of the state of Delaware pursuant to an agreement effective October 2, 2018 to facilitate the acquisition of EBS Enterprises, LLC f/k/a Rollins Enterprises, LLC. Prior to the Reorganization, the Company was a wholly-owned subsidiary of EBS Parent, LLC (the “Parent”). Subsequent to the Reorganization, the Company became a wholly-owned subsidiary of AirSculpt. The Company’s revenues are concentrated in the specialty, minimally invasive liposuction market.

The Company, through its wholly-owned subsidiaries, is a provider of practice management services to professional associations (“PAs”) located throughout the United States. The Company owns and operates non-clinical assets and provides its management services to the PAs through management services agreements (“MSAs”). Management services provide for the administration of the non-clinical aspects of the medical operations and include, but are not limited to, financial, administrative, technical, marketing, and personnel services.

At September 30, 2021 and 2020, the Company is providing management services to sixteen and thirteen medical practices, respectively. Pursuant to the MSA, the PA is responsible for all clinical aspects of the medical operations of the practice.

Impact of COVID-19

The COVID-19 global pandemic has significantly affected the Company’s facilities, employees, patients, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted the Company’s financial performance for the nine months ended September 30, 2020. Beginning in March 2020, the COVID-19 pandemic began to negatively affect revenue and business operations. As a result of federal, state, and local guidelines, the Company cancelled or postponed most procedures scheduled at the facilities. As a result, case volumes across most of the Company’s centers were significantly impacted during the 2020 period. Although the length and severity of the impact of the COVID-19 pandemic cannot be predicted, the Company’s volumes improved in the second half of 2020 as states began to re-open and allow for non-emergent procedures. During the second half of 2020 the Company’s volumes and revenue recovered to pre-pandemic levels and for the three and nine months ended September 30, 2021 include minimal impact from the COVID-19 global pandemic. The length and severity of the pandemic continues to be difficult to predict and is dependent on factors beyond the Company’s control.

Principles of Consolidation

These consolidated financial statements present the financial position and results of operations of the Company, its wholly-owned subsidiaries, and the PAs, which are under the control of the Company and are considered variable interest entities in which the Company is the primary beneficiary.

All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company has a variable interest in the managed PAs where it has a long-term and unilateral controlling financial interest over such PAs’ assets and operations. The Company has the ability to direct the activities that most significantly affect the PAs’ economic performance via the MSAs and related agreements. The Company is a practice management service organization and does not engage in the practice of medicine. These services are provided by licensed professionals at each of the PAs. Certain key features of the MSAs and related agreements enable the Company to assign the member interests of certain of the PAs to another member designated by the Company (i.e., “nominee shareholder”) for a nominal value in certain circumstances at the Company’s sole discretion. The MSA does not allow the Company to be involved in, or provide guidance on, the clinical operations of the PAs. The Company consolidates the PAs into the financial statements. All of the Company’s revenue is earned from services provided by the PAs. The only assets and liabilities held by the PAs included in the accompanying consolidated balance sheets are clinical related. The clinical assets and liabilities are not material to the Company as a whole.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2021, and the condensed consolidated statements of income, member’s equity, and cash flows for the three and nine months ended September 30, 2020 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of operations and cash flows for the nine months ended September 30, 2021 and 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

The condensed consolidated balance sheet as of December 31, 2020 is derived from the Company’s annual audited consolidated financial statements for the year ended December 31, 2020, which should be read in conjunction with these condensed consolidated financial statements and which are included in the Company’s Prospectus dated October 28, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-260067).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as interests in PAs controlled by the Company through rights granted to the Company by contract to manage and control the affiliate’s business (as described in “Variable Interest Entities” above). All significant intercompany balances and transactions are eliminated in consolidation.

Revenue Recognition

Revenue consists primarily of revenue earned for the provision of the Company’s patented AirSculpt® procedures. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are delivery of specialty, minimally invasive liposuction services.

The Company assists patients, as needed, by providing third-party financing options to pay for procedures. The Company has arrangements with various financing companies to facilitate this option. There is a financing transaction fee based on a set percentage of the amount financed and the Company recognizes revenue based on the expected transaction price which is reduced for financing fees.

Revenue for services is recognized when the service is performed. Payment is typically rendered in advance of the service. Customer contracts generally do not include more than one performance obligation.

The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of September 30, 2021 and December 31, 2020 are included in deferred revenue and patient deposits.

Deferred Financing Costs, Net

Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $399,000 and $159,000 for the nine months ended September 30, 2021 and 2020, respectively, and $208,000 and $53,000 for the three months ended September 30, 2021 and 2020, respectively. Amortization of loan costs and discounts is included as a component of interest expense.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and nine months ended September 30, 2021 and 2020.

Fair Value

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements.

ASC Topic 820 defines three categories for the classification and measurement of assets and liabilities carried at fair value:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market-based inputs or observable inputs that are corroborated by market data.

Level 3:  Unobservable inputs reflecting the reporting entity’s own assumptions.

The fair value of financial instruments is generally estimated through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.

Short-term financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, for which the fair value, based on management’s estimates, approximates their carrying values. Borrowings bear interest at what is estimated to be current market rates of interest, accordingly, carrying value approximates fair value.

Earnings Per Share

Prior to the Reorganization, the Company was a wholly-owned subsidiary of EBS Parent, LLC. As a result, the Company does not believe earnings per share to be a meaningful presentation in the accompanying condensed consolidated financial statements.

Advertising Costs

Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $4.3 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $9.4 million and $4.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Income Taxes

The Company is organized as a limited liability company and has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the tax consequences of the Company’s profits and losses are passed through to the members of the Company and are reported in their respective income tax returns. Therefore, historically no provision for income taxes has been provided in the accompanying condensed consolidated financial statements.

As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. The Company has included a pro forma tax expense in its condensed consolidated statements of income, as if it were taxed as a C corporation.

The Company applies the provisions of ASC 740-10, Accounting for Uncertain Tax Positions (“ASC 740-10”). Under these provisions, companies must determine and assess all material positions existing as of the reporting date, including all significant uncertain positions, for all tax years that are open to assessment or challenge under tax statutes. Additionally, those positions that have only timing consequences are analyzed and separated based on ASC 740-10’s recognition and measurement model.

ASC 740-10 provides guidance related to uncertain tax positions for pass-through entities and tax-exempt not-for profit entities. ASC 740-10 also modifies disclosure requirements related to uncertain tax positions for nonpublic entities and provides that all entities are subject to ASC 740-10 even if the only tax position in question is the entity’s status as a pass-through.

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of September 30, 2021 or December 31, 2020. The Company is not subject to U.S. federal tax examination prior to 2018, when it was formed.

Pro Forma Income Taxes

The Company has included a pro forma tax expense in its condensed consolidated statements of income, as if it were taxed as a C corporation. The Company has computed pro forma entity level income tax expense using an estimated effective tax rate of approximately 24.0% and 23.9% for the three and nine months ended September 30, 2021, respectively, and 17.0% and 24.7% for the three and nine months ended September 30, 2020, respectively, inclusive of all applicable U.S. federal and state income taxes.

NOTE 2 – GOODWILL AND INTANGIBLES, NET

The annual review of goodwill impairment will be performed in October 2021. There were no triggering events during the three and nine months ended September 30, 2021 and 2020.

The Company had goodwill of $81.7 million at September 30, 2021 and December 31, 2020.

Intangible assets consisted of the following at September 30, 2021 and December 31, 2020 (in 000’s):

	September 30,	December 31,
	2021	2020	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(10,719)	(8,038)
Accumulated amortization of tradenames and trademarks	(3,540)	(2,654)
Total intangible assets	$57,041	$60,608

Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended September 30, 2021 and 2020, and $3.6 million for both of the nine months ended September 30, 2021 and 2020.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

As of September 30, 2021 and December 31, 2020 property and equipment consists of the following: (in 000’s):

	September 30,	December 31,
	2021	2020
Medical equipment	$2,607	$1,955
Office and computer equipment	175	137
Furniture and fixtures	1,328	741
Leasehold improvements	7,284	5,374
Construction in progress	2,496	—
Less: Accumulated depreciation and amortization	(2,165)	(1,099)
Property and equipment, net	$11,725	$7,108

Depreciation expense was approximately $452,000 and $244,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $600,000 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 - DEBT

In October 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a lender. Under the terms of the Credit Agreement, the Company obtained a $34.0 million term loan and a $5.0 million revolving credit facility. In May 2021, the Company amended the Credit Agreement by adding an incremental $52.0 million senior secured term loan. The proceeds from this loan plus excess cash on the balance sheet were used to pay a distribution to the Parent of approximately $59.7 million and the related fees for this transaction. Beginning on June 30, 2021, the quarterly principal payments increased from $100,000 to $212,500. As a result of the amendment, the Company recognized a loss on debt modification of $682,000 in its condensed consolidated statements of income for the nine months ended September 30, 2021.

There were no other changes in the terms of the Credit Agreement during the three and nine months ended September 30, 2021.

Total borrowings as of September 30, 2021 and December 31, 2020 were as follows (in 000’s):

	September 30,	December 31,
	2021	2020
Term loan	$84,475	$33,100
Unamortized debt discounts and issuance costs	(1,507)	(581)
Total debt, net	82,968	32,519
Less: Current portion	(850)	(400)
Long-term debt, net	$82,118	$32,119

As of September 30, 2021, the Company had $5.0 million available on the revolving credit facility.

The scheduled future maturities of long-term debt as of September 30, 2021 is as follows (in 000’s):

2021	$212
2022	850
2023	83,413
Total maturities	$84,475

All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements and a limit on capital expenditures. The Company is in compliance with all covenants and has no letter of credit outstanding as of September 30, 2021.

NOTE 5 – LEASES

The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended September 30, 2021 and 2020, the Company incurred rent expense of $740,000 and $855,000, respectively, for its medical office suites. For the nine months ended September 30, 2021 and 2020, the Company incurred rent expense of $2.4 million and $2.2 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of income. The Company incurred rent expense of $22,000 and $49,000 for the three months ended September 30, 2021 and 2020, respectively, and $66,000 and $112,000 for the nine months ended September 30, 2021 and 2020, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.

Real estate lease agreements typically have initial terms of five to ten years and may include one or more options to renew. The useful life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The following table presents supplemental cash flow information for the nine months ended September 30, 2021 and 2020 (in 000’s):

	September 30,	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,366	$1,821
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,651	$3,924

Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ended December 31,

2021 (excluding the nine months ended September 30, 2021)	$932
2022	3,757
2023	3,781
2024	3,749
2025	3,800
Thereafter	7,005
Total lease payments	23,024
Less: imputed interest	(4,604)
Total lease obligations	$18,420

NOTE 6 – UNIT-BASED COMPENSATION

Under the Parent’s 2018 incentive unit plan, the Parent is authorized to issue approximately 14,000 PIUs (the “Class B units”) that represent non-voting interest in the Parent and that may only be issued in return for services provided to the Parent or its subsidiaries. Approximately 2,000 PIUs remain available for grant under the plan as of September 30, 2021. No PIUs were granted in the three or nine months ended September 30, 2021 or 2020.

The Company recorded unit-based compensation expense of $86,000 and $81,000 for the three months ended September 30, 2021 and 2020, respectively, and $258,000 and $244,000 for the nine months ended September 30, 2021 and 2020, respectively, in selling, general and administrative expenses on the condensed consolidated statements of income. Forfeitures are recognized as incurred.

In conjunction with the IPO and Reorganization, all of the PIUs vested and were settled, and we do not intend to grant any further awards under the Parent’s 2018 incentive unit plan.

Subsequent to the IPO and Reorganization, AirSculpt established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan, 3,950,450 stock units were awarded to AirSculpt's executive officers and directors and 728,886 stock units were awarded to employees on November 4, 2021 and November 10, 2021, respectively.

NOTE 7 – MEMBER’S EQUITY

On October 2, 2018, the Company transferred all of its limited liability company interests to the Parent, in exchange for all capital contributions made from the Parent. The Parent has approximately 124,785 Class A units outstanding at both September 30, 2021 and December 31, 2020.

The rights of all such units are governed by the amended and restated limited liability agreements of the Company and the Parent both dated October 2, 2018.

The Company paid distributions to the Parent of approximately $66.6 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.

In conjunction with the IPO and Reorganization, AirSculpt filed an Amended and Restated Certificate of Incorporation authorizing 450,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001  par value preferred stock.

AirSculpt’s common stock began trading on the NASDAQ Exchange on October 29, 2021 under the symbol “AIRS” and on November 2, 2021, certain selling stockholders completed the sale of a total of 5,876,087 shares of common stock at an initial price to the public of $11.00 per share. Of the shares sold by certain selling stockholders, 1,050,000 shares relate to the full execution of the underwriter's option to purchase additional shares. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in the IPO. The Company paid all of the underwriting discounts and commissions applicable to the sale of the common stock of the selling stockholders in connection with such sale.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company entered into a professional services agreements, effective October 2, 2018, with Vesey Street Capital Partners, LLC, JCBI II, LLC, and Dr. Aaron Rollins (collectively the “Advisors”), where the Advisors provide certain managerial and advisory services to the Company. Each of the Advisors has an ownership interest in the Parent. Under the professional services agreements, the Company agreed to pay the Advisors an aggregate annual fee (also referred to as the sponsor management fee) of the greater of $500,000 or 2% of consolidated earnings before interest, tax, depreciation and amortization, payable in advance quarterly installments, and the fee is allocated between the Advisors based on the outstanding Parent Class A Units held. Under the agreements, the Company also reimburses the Advisors for any out-of-pocket expenses incurred related to providing their services. During the three months ended September 30, 2021 and 2020, the Company incurred sponsor management fees of approximately $417,000 and $125,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred sponsor management fees of approximately $667,000 and $375,000, respectively.

In conjunction with the IPO and Reorganization, the professional services agreements with the Advisors were terminated. The Company paid a fee of $1.0 million to terminate this agreement on November 19, 2021.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Professional Liability

In the ordinary course of business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the PAs employed and affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant costs. The Company believes, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations, and cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

NOTE 10 – SEGMENT INFORMATION

The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive and chief operating officers. This committee reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and EBITDA. Gross profit is defined as revenues less cost of service incurred and EBITDA as net income excluding depreciation and amortization, net interest expense, loss on debt modification, sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, and unit-based compensation.

NOTE 11 - SUBSEQUENT EVENTS

On October 25, 2021, the Company amended certain provisions in its credit agreement related to the IPO transaction. The amendment revises certain definitions and covenant requirements but does not change the timing or amount of principal payments or interest due under the agreement. As of October 25, 2021, the Company was in compliance with all revised covenant requirements.

On October 27, 2021, AirSculpt established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan, 3,950,450 stock units were awarded to the AirSculpt's executive officers and directors and 728,886 stock units were awarded to employees on November 4, 2021 and November 10, 2021, respectively.

On October 28, 2021, AirSculpt completed an IPO of 8,050,000 shares of common stock at an initial public offering price of $11.00 per share. Of the 8,050,000 shares, AirSculpt offered 2,173,913, while 5,876,087 shares were offered by AirSculpt stockholders. The 8,050,000 shares, includes 1,050,000 shares purchased from AirSculpt stockholders upon the full execution of the underwriter's option to purchase additional shares. Pursuant to the Reorganization, AirSculpt became a holding company with its principal asset being 100% of the ownership interests in the Company. Immediately following the IPO, AirSculpt's total outstanding shares were 55,640,154.

The Company received proceeds of $13.5 million, net of underwriting and other offering related expenses, from their portion of the offering and did not receive any proceeds from the sale of shares of common stock by the selling stockholders in the IPO.

In conjunction with the IPO and Reorganization, the professional services agreements with the Advisors were terminated. The Company paid a fee of $1.0 million to terminate this agreement on November 19, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing in our Prospectus dated October 28, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Elite Body Sculpture,” “we,” “us” and “our” refer to EBS Intermediate Parent LLC and its consolidated subsidiaries and the Professional Associations.

Overview

Elite Body Sculpture is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® procedure that removes unwanted fat in a minimally invasive procedure, producing dramatic results. In November 2021, we opened two new centers in Miami Beach, FL and Salt Lake City, UT. We now deliver our AirSculpt® procedures through a growing nationwide footprint of 18 centers across 14 states as of December 2, 2021.

For the three and nine months ended September 30, 2021, we performed 2,743 and 8,165 cases, respectively. For the three and nine months ended September 30, 2021, we generated approximately $34.7 million and $95.8 million of revenue, respectively, compared to $17.8 million and $39.9 million for the three and nine months ended September 30, 2020, respectively. This represents approximately 94% growth for the three months ended September 30, 2021 over the same period in prior year and approximately 140% growth for the nine months ended September 30, 2021 over the same period in prior year.

Key Operational and Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:

Three months ended September 30, 2021 and 2020

●	Cases performed were 2,743 and 1,710 in 2021 and 2020, respectively;
●	Revenue per case was $12,632 and $10,431 in 2021 and 2020, respectively;
●	Same-center cases performed were 2,174 and 1,674 in 2021 and 2020, respectively;
●	Same-center revenue per case was $12,519 and $10,408 in 2021 and 2020, respectively;
●	Net income was $8.1 million and $2.9 million in 2021 and 2020, respectively;
●	Adjusted EBITDA was $12.1 million and $5.3 million in 2021 and 2020, respectively; and
●	Adjusted EBITDA Margin was 35.0% and 29.9% in 2021 and 2020, respectively.

Nine months ended September 30, 2021 and 2020

●	Cases performed were 8,165 and 3,879 in 2021 and 2020, respectively;
●	Revenue per case was $11,728 and $10,292 in 2021 and 2020, respectively;
●	Same-center cases performed were 6,733 and 3,843 in 2021 and 2020, respectively;
●	Same-center revenue per case was $11,591 and $10,281 in 2021 and 2020, respectively;
●	Net income was $24.7 million and $2.0 million in 2021 and 2020, respectively;
●	Adjusted EBITDA was $35.9 million and $9.4 million in 2021 and 2020, respectively; and
●	Adjusted EBITDA Margin was 37.5% and 23.5% in 2021 and 2020, respectively.

Cases Performed and Revenue per Case

Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit; notwithstanding that, a patient may incur multiple procedures during one visit. We believe this provides the best approach for assessing our revenue performance and trends.

Total Case and Revenue Metrics

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cases	2,743	1,710	8,165	3,879
Case growth	60.4%	N/A	110.5%	N/A
Revenue per case	$12,632	$10,431	$11,728	$10,292
Revenue per case growth	21.1%	N/A	14.0%	N/A
Number of facilities	16	13	16	13
Number of total procedure rooms	27	21	27	21

Same-Center Information

For the three months ended September 30, 2021 and 2020, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since July 1, 2020. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since July 1, 2020.

For the nine months ended September 30, 2021 and 2020, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2020. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2020.

Same-Center Case and Revenue Metrics

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cases	2,174	1,674	6,733	3,843
Case growth	29.9%	N/A	75.2%	N/A
Revenue per case	$12,519	$10,408	$11,591	$10,281
Revenue per case growth	20.3%	N/A	12.7%	N/A
Number of facilities	11	11	11	11
Number of total procedure rooms	18	18	18	18

Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin

We report our financial results in accordance with GAAP, however, management believes the evaluation of our ongoing operating results may be enhanced by a presentation of Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures.

We define Adjusted EBITDA as net income excluding depreciation and amortization, net interest expense, loss on debt modification, sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, and unit-based compensation. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not include results from unit-based compensation and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted EBITDA increased 127% between the three months ended September 30, 2021 and 2020 and 283% between the nine months ended September 30, 2021 and 2020 due to organic growth, opening de novo centers and the 2020 period being negatively impacted by the COVID-19 pandemic.

We define Adjusted EBITDA Margin as net income excluding depreciation and amortization, net interest expense, loss on debt modification, sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, and unit-based compensation calculated as a percentage of revenue. We included Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA Margin increased to 35.0% for the three months ended September 30, 2021 compared to 29.9% for the three months ended September 30, 2020 and to 37.5% for the nine months ended September 30, 2021 compared to 23.5% for the nine months ended September 30, 2020, due to organic growth.

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Net income	$8,054	$2,919	$24,702	$2,011
Plus
Depreciation and amortization	1,641	1,432	4,664	4,165
Interest expense, net	1,566	529	3,323	1,776
Loss on debt modification	—	—	682	—
Pre-opening de novo and relocation costs	307	247	1,289	687
Restructuring and related severance costs	45	—	314	115
Sponsor management fee	417	125	667	375
Unit-based compensation	86	81	258	244
Adjusted EBITDA	$12,116	$5,333	$35,899	$9,373
Adjusted EBITDA Margin	35.0%	29.9%	37.5%	23.5%

Impact of COVID-19

The COVID-19 global pandemic has significantly affected our centers, employees, customers, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the year ended December 31, 2020. Through the first nine months of 2021, we have not experienced a negative impact at our centers; however, we continue to monitor the current COVID-19 situation in each market we perform procedures and will react accordingly should events require us to temporarily close.

Our operating structure also allows for some flexibility in the cost structure according to the volume of cases performed, including much of our cost of services. As a result of this flexibility and the return of volumes in the second half of the year, we did not request or receive any proceeds from the CARES Act and other governmental assistance programs. Other than the temporary decrease in revenue and cost of service, we did not incur any significant costs attributable to the pandemic.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following tables summarize certain results from the statements of income for each of the periods indicated and the changes between periods. The tables also show the percentage relationship to revenue for the periods indicated:

	Three Months Ended
	September 30,
	2021		2020
		% of		% of
($ in thousands)	Amount	Revenue	Amount	Revenue
Revenue	$34,651	100.0%	$17,837	100.0%
Operating expenses:
Cost of service	11,410	32.9%	6,758	37.9%
Selling, general and administrative	11,980	34.6%	6,199	34.8%
Depreciation and amortization	1,641	4.7%	1,432	8.0%
Total operating expenses	25,031	72.2%	14,389	80.7%
Income from operations	9,620	27.8%	3,448	19.3%
Interest expense, net	1,566	4.5%	529	3.0%
Net income	8,054	23.2%	2,919	16.4%
Pro forma income tax expense	1,933	5.6%	496	2.8%
Pro forma net income	$6,121	17.7%	$2,423	13.6%

Overview—Our financial results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 reflect the addition of three de novo centers which increased our procedure rooms by six.

Revenue—Our revenue increased $16.8 million, or 94.3%, compared to the same period in 2020. The increase is the result of adding three de novo centers which expanded our footprint from 13 centers to 16 centers and our number of procedure rooms from 21 to 27 as of September 30, 2021.

Revenue also increased due to our same-center case volume, which increased to 2,174 cases from 1,674 cases for the three months ended September 30, 2021 compared to the same period in 2020. This increase was primarily due to continued growth at our existing centers as we continue to increase our social media and marketing capabilities to drive our brand awareness and increase consumer acceptance for our procedures.

Cost of Service—Our cost of services increased $4.7 million, or 68.8%, compared to the three months ended September 30, 2020. This increase is primarily attributable to opening three de novo centers. The increase in our cost of service also relates to the increase in our same center volumes and revenue. Cost of service was 32.9% and 37.9% as a percentage of revenue for the three months ended September 30, 2021 and 2020, respectively. This decrease is due to leveraging certain fixed costs, such as rent at our facilities, as well as improved efficiencies with our clinical staff.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $5.8 million, or 93.3%, for the three months ended September 30, 2021 compared to the same period in 2020. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue remained relatively consistent at 34.6% and 34.8% for the three months ended September 30, 2021 and 2020, respectively.

Selling expenses consist of advertising spend for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $6.0 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. We intend to continue investing in our sales and marketing capabilities and expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our investments.

General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), unit-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $6.0 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively.  We expect our general and administrative expenses to increase over time in absolute dollars following the closing of our IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company.

Depreciation and Amortization—Depreciation and amortization increased to approximately $1.6 million for the three months ended September 30, 2021 compared to $1.4 million for the same period in 2020. This increase is the result of opening three de novo centers during the 12 months ended September 30, 2021 and having a full three months of depreciation in 2021 for facilities opened during the 2020 period.

Interest Expense, net—Interest expense increased to $1.6 million from $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The increase is the result of adding an incremental $52.0 million of senior secured term loans in May 2021.

Pro Forma Income Tax Expense—As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our pro forma effective tax rate is 24.0% and 17.0% for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following tables summarize certain results from the statements of income for each of the periods indicated and the changes between periods. The tables also show the percentage relationship to revenue for the periods indicated:

	Nine Months Ended
	September 30,
	2021		2020
		% of		% of
($ in thousands)	Amount	Revenue	Amount	Revenue
Revenue	$95,759	100.0%	$39,923	100.0%
Operating expenses:
Cost of service	31,462	32.9%	15,853	39.7%
Selling, general and administrative	30,926	32.3%	16,118	40.4%
Loss on debt modification	682	0.7%	—	—%
Depreciation and amortization	4,664	4.9%	4,165	10.4%
Total operating expenses	67,734	70.7%	36,136	90.5%
Income from operations	28,025	29.3%	3,787	9.5%
Interest expense, net	3,323	3.5%	1,776	4.4%
Net income	24,702	25.8%	2,011	5.0%
Pro forma income tax expense	5,908	6.2%	496	1.2%
Pro forma net income	$18,794	19.6%	$1,515	3.8%

Overview— Our financial results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflect the addition of three de novo centers which increased our procedure rooms by six. Additionally, our 2020 results were more negatively impacted by the COVID-19 pandemic. Beginning in March 2020, as a result of federal, state, and local guidelines, we cancelled or postponed most procedures scheduled at our facilities during the second half of March 2020, much of the second quarter and a portion of the third quarter of 2020. As a result, case volumes and revenue across most of our centers were significantly impacted during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we have continued to experience improved case volumes.

Revenue—Our revenue increased $55.8 million, or 139.9%, compared to the same period in 2020. The increase is the result of adding three de novo centers which expanded our footprint from 13 centers to 16 centers and our number of procedure rooms from 21 to 27 as of September 30, 2021.

Revenue also increased due to our same-center case volume, which increased to 6,733 cases from 3,843 cases for the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily due to the lessening effect of the COVID-19 pandemic which decreased case volume primarily in the second and third quarters of 2020. Further, the increase is partially due to our continued investment in social media and marketing capabilities to drive our brand awareness and increase consumer acceptance for our procedures.

Cost of Service—Our cost of service increased $15.6 million, or 98.5%, compared to the nine months ended September 30, 2020. This increase is primarily attributable to opening three de novo centers. The increase in our cost of service also relates to the increase in our same center volume and revenue which was due to the lessening effect of the COVID-19 pandemic during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Cost of service was 32.9% and 39.7% as a percentage of revenue for the nine months ended September 30, 2021 and 2020, respectively. This decrease is due to leveraging certain fixed costs, such as rent at our facilities, as well as improved efficiencies with our clinical staff.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $14.8 million, or 91.9%, for the nine months ended September 30, 2021 compared to the same period in 2020. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue were 32.3% and 40.4% for the nine months ended September 30, 2021 and 2020, respectively. This decline was due to leveraging some of our fixed general and administrative costs discussed further below.

Selling expenses consist of advertising spend for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $13.5 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively. We intend to continue investing in our sales and marketing capabilities and expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our investments.

General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), unit-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $17.4 million and $9.8 million for the nine months ended September 30, 2021 and 2020, respectively.  We expect our general and administrative expenses to increase over time in absolute dollars following the closing of our IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company.

Depreciation and Amortization—Depreciation and amortization increased to approximately $4.7 million for the nine months ended September 30, 2021 compared to $4.2 million for the same period in 2020. This increase is the result of opening three de novo centers during the 12 months ended September 30, 2021 and having a full nine months of depreciation in 2021 for facilities opened during the 2020 period.

Loss on debt modification—We recognized a $682,000 loss related to amending our existing credit agreement in May 2021, adding an incremental $52.0 million of senior secured term loans.

Interest Expense, net—Interest expense increased to $3.3 million from $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase is the result of adding an incremental $52.0 million of senior secured term loans in May 2021.

Pro Forma Income Tax Expense— As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our pro forma effective tax rate is 23.9% and 24.7% for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility. Our primary cash needs are for payroll, marketing and advertisements, rent, capital expenditures associated with de novo locations, as well as information technology and infrastructure, including our corporate office. We believe that cash expected to be generated from operations and the availability of borrowings under the revolving credit facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures relating to the opening of de novo centers, adding new procedure rooms to our existing locations and payments due under our existing credit facilities for at least the next 12 months.

As of September 30, 2021, we had $20.7 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of September 30, 2021.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
	September 30,
($ in thousands)	2021	2020
Cash Flows Provided By (Used For):
Operating activities	$32,339	$6,757
Investing activities	(4,726)	(2,543)
Financing activities	(17,254)	(2,428)
Net increase (decrease) in cash and cash equivalents	10,359	1,786

Operating Activities

The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the nine months ended September 30, 2021, our operating cash flow increased by $25.6 million compared to the same period in 2020. This increase is primarily driven by improved income from operations related to opening three new centers in the 12 months ended September 30, 2021 and an increase in same center volumes and revenue which were impacted by the COVID-19 pandemic in the second and third quarters of 2020. At September 30, 2021, we had working capital of $8.5 million compared to $2.1 million at December 31, 2020.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $4.7 million and $2.5 million, respectively. These expenditures were used to open new de novo centers and invest in improvements to our medical equipment and technology during the period.

The increase in investing activities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was partially attributable to the impact of COVID-19 limiting our ability to fully execute our de novo center growth strategy during 2020 and an increased investment in improving our medical equipment and technology.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021 was $17.3 million. During the nine months ended September 30, 2021, we received cash (net of fees) of $50.0 million from amending our existing credit agreement, adding an incremental $52.0 million in senior secured term loans. We used the proceeds from these borrowings plus approximately $10.0 million of cash from our balance sheet to pay $59.7 million of distributions to our member. We had further distributions to our member during the nine months ended September 30, 2021 of $6.9 million and made scheduled principal payments on our debt of $626,000.

Net cash used in financing activities for the nine months ended September 30, 2020 was $2.4 million. For the nine months ended September 30, 2020, we made distributions to our member of $4.6 million and paid scheduled principal payments on our debt of $301,000. This was offset by borrowings on our revolver of $2.5 million during the nine months ended September 30, 2020.

Long-term Debt

The carrying value of our total indebtedness was $83.0 million and $32.5 million, which includes unamortized deferred financing costs and issuance discount of $1.5 million and $0.6 million, as of September 30, 2021 and December 31, 2020, respectively.

Term Loan and Revolving Credit Agreement

In October 2018, we entered into our credit agreement with First Eagle Alternative Capital (formerly known as THL Corporate Finance). Under the terms of the credit agreement, we obtained a $34.0 million term loan and a $5.0 million revolving credit facility. Principal payments on the term loan commenced in January 2019 and are paid quarterly in the amount of $100,000 through the maturity date on October 2, 2023 when all remaining unpaid principal shall be due. The term loan is presented as long-term debt, net of debt issuance costs.

In May 2021, we amended the credit agreement by adding an incremental $52.0 million senior secured term loan to the existing term loan. The proceeds from this incremental loan plus excess cash on our balance sheet were used to pay a distribution to our member of approximately $59.7 million and the related fees for this transaction. Beginning on June 30, 2021, our quarterly principal payments increased from $100,000 to $212,500.

Under the credit agreement, we are obligated to make interest payments on the last day of each month. All outstanding loans bear interest based on either a base rate or LIBOR (in all cases, the LIBOR component has a floor of 1%) plus an applicable per annum margin of 4.5% (base rate) or 5.5% (LIBOR) if our total leverage ratio, as defined in the credit agreement, is equal to or greater than 2.5x and less than 4.25x. If our total leverage ratio is equal to or greater than 4.25x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 5.0% (base rate) or 6.0% (LIBOR). If our total leverage ratio is below 2.5x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 4.0% (base rate) or 5.0% (LIBOR). At September 30, 2021, the applicable per annum margins under the credit agreement were 4.0% (base rate) and 5.0% (LIBOR). Additionally, we are required to pay an unused credit facility fee equal to 0.5% per annum on the unused amount of the revolving line of credit.

If our total leverage ratio exceeds 4.25x for the preceding twelve-month period the principal payment on the term loan is $250,000 per quarter or, beginning on September 30, 2021, $531,250 per quarter. Also, additional principal prepayments could be required if excess cash flow exists, as defined in the credit agreement.

All borrowings under the credit facility are collateralized by substantially all our assets. We are subject to certain restrictive financial covenants including quarterly total leverage ratio and fixed charge ratio requirements and a limit on capital expenditures. We are in compliance with all covenants and have no letters of credit outstanding as of September 30, 2021 and December 31, 2020.

On October 25, 2021, we amended certain provisions in our credit agreement related to the IPO transaction. The amendment revises certain definitions and covenant requirements but does not change the timing or amount of principal payments or interest due under the agreement. As of October 25, 2021, we were in compliance with all revised covenant requirements. We did not make any payments on our debt with the IPO proceeds received during the period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is disclosed in our Prospectus dated October 28, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933 under the caption “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies and estimates or the application of those policies since October 28, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to either LIBOR plus 5.5% or a base rate plus 4.5% if the Company’s total leverage is equal to or greater than 2.5x and less than 4.25x as defined in our Credit Agreement. As of September 30, 2021, we had term loan borrowings of $84.5 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.8 million.

Item 4. Controls and Procedures

Historically, as a privately held company, we have maintained internal controls over financial reporting. However, these internal controls have not been subject to the testing required under the standards of publicly traded companies by Section 404 of Sarbanes-Oxley. We are not currently required to comply with SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, at such time as Section 302 of the Sarbanes-Oxley Act is applicable to us, we will be required to evaluate our internal controls over financial reporting.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. For these reasons, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings, including with respect to the quality of our services. All of the current legal actions and proceedings that we are a party to are of an ordinary or routine nature incidental to our operations, the resolution of which should not have a material adverse effect on our financial condition, results of operations or cash flows. These claims, to the extent they exceed our insurance deductibles, are covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors discussed in our Prospectus dated October 28, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, our Registration Statement on Form S-1, as amended (File No. 333-260067) was declared effective in connection with our initial public offering, pursuant to which we sold an aggregate of 8,050,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $11.00 per share. Morgan Stanley & Co. LLC, Piper Sandler & Co. and SVB Leerink LLC acted as representatives of the underwriters.

The initial public offering closed on November 2, 2021. The aggregate net proceeds received by the Company from the initial public offering were approximately $17.7 million, after deducting underwriting discounts and commissions of $6.2 million, but before deducting offering expenses payable by the Company, which were approximately $4.2 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 29, 2021.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40973), filed with the Securities and Exchange Commission on November 2, 2021)

3.2

Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-40973), filed with the Securities and Exchange Commission on November 2, 2021)

10.1

Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.2

Fifth Amendment to Credit Agreement by and among the Registrant, EBS Enterprises LLC, the Guarantors party thereto, the Lenders party thereto and First Eagle Alternative Capital Agents, Inc. (formerly known as THL Corporate Finance), as Agent (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.3

Form of Management Services Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.4

Form of Continuity Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.5+

Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dr. Aaron Rollins (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.6+

2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.7+

Form of AirSculpt Technologies, Inc. RSU Award Grant Notice and Award Agreement (2021 Equity Incentive Plan) (IPO Grants) (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.8+

Form of AirSculpt Technologies, Inc. PSU Award Grant Notice and Award Agreement (2021 Equity Incentive Plan) (IPO Grants) (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.9+

Amended and Restated Employment Agreement between EBS Enterprises, LLC and Ronald Zelhof (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.10+

Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dennis Dean (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.11+

Form of Restricted Stock Agreement between AirSculpt Technologies, Inc., EBS Parent LLC and Ronald Zelhof (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1(File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.12+

Form of AirSculpt Technologies, Inc. RSU Award Grant Notice and Award Agreement (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1(File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.13+

Employee Covenants Agreement, dated as of October 2, 2018, by and between EBS Enterprises, LLC and Dr. Aaron Rollins (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1(File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.14+

First Amendment to Employee Covenants Agreement, dated as of October 5, 2021, by and between EBS Enterprises, LLC and Dr. Aaron Rollins (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1(File No. 333-260067), filed with the Securities and Exchange Commission on October 28, 2021)

10.15

Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-40973), filed with the Securities and Exchange Commission on November 2, 2021)

10.16

Stockholders Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-40973), filed with the Securities and Exchange Commission on November 2, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

+Indicates a management contract or any compensatory plan, contract or arrangement.

†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSCULPT TECHNOLOGIES, INC.

By:	/s/ Dennis Dean
Dennis Dean
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: December 3, 2021