Form 10-K
period 2021-12-31
Airsculpt Technologies, Inc.
filed 2022-03-11
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-40973
AirSculpt Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1471855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Alton Road, Unit TH-103M Miami Beach, FL	33139
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (786) 709-9690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AIRS	The Nasdaq Global Market
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Select Market on October 28, 2021.
The registrant had outstanding 55,640,154 shares of common stock as of March 1, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We have made statements in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.
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
The risk factors discussed in the section titled “Risk Factors” in this Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements speak only as of the date they were made, and we are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

Part I
Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Elite Body Sculpture,” “we,” “us” and “our” refer to, (i) EBS Intermediate Parent LLC and its consolidated subsidiaries and the Professional Associations (as defined hereinafter) immediately prior to the Reorganization (as defined in the prospectus filed in connection with our initial public offering (“IPO”)) and the consummation of our IPO and (ii) AirSculpt Technologies, Inc. and its consolidated subsidiaries, including EBS Intermediate Parent LLC, and the Professional Associations immediately following the Reorganization and the consummation of our IPO.
Our Company
Our Company is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience under our brand Elite Body Sculpture. At Elite Body Sculpture, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. It is our mission to generate the best results for our patients.
We believe our treatment results and elite patient experience have positioned Elite Body Sculpture as a preferred body contouring brand. We performed 11,050 body contouring procedures in 2021. Our proprietary and patented AirSculpt® method is minimally invasive because it requires no needle, no scalpel, no stitches and no general anesthesia to achieve transformational change that appears both natural and smooth. Our patients are guided by surgeons, nurses and patient care consultants through every step of the experience.
We have a broad offering of fat removal procedures across treatment areas. We also offer innovative fat transfer procedures that use the patient’s own fat cells to enhance the breasts, buttocks, hips or other areas and do not require silicone or foreign materials to be implanted. Our innovative body contouring procedures include the Power BBL™, a Brazilian butt lift procedure, the Up a Cup™, a breast enhancement procedure, and the Hip Flip™, an hourglass contouring procedure. Our motivation to provide the best body contouring outcomes for our patients fuels our innovation.
Our treatment results—highlighted by a vast gallery of “before and after” photos across gender, body shape and treatment areas—are a powerful tool to build our brand through digital marketing on our website and social media accounts. We also leverage AirSculpt® TV, which takes viewers into procedure rooms to watch our surgeons use AirSculpt® body contouring procedure to achieve dramatic results and hear patient testimonials. We utilize celebrity and influencer endorsements, as well as word-of-mouth referrals, to drive new patient acquisition.
We deliver our body contouring procedures through a growing, nationwide footprint of 19 centers across 15 states as of March 10, 2022. Our centers, located in metropolitan and suburban areas, offer a premium patient experience and luxurious, spa-like atmosphere. Due to restrictions on the corporate practice of medicine in many states, the professional associations (each, a “Professional Association,” and collectively, the “Professional Associations”) owned by the surgeons that operate our centers are responsible for all clinical aspects of the medical operations that take place in each of our centers, including contracting with the surgeons who perform procedures on patients at our centers.
We are a holding company and all of our operations are conducted through the Professional Associations and our wholly-owned subsidiaries, which own and operate the non-clinical assets and provide Management Services to the Professional Associations through Management Service Agreements (“MSAs”).
The value proposition provided by our services results in exceptional unit-level economics, which in turn helps to support predictable and recurring revenue and attractive cash flow. Additionally, we require 100% private pay upfront and, therefore, face no reimbursement risk.
Under the stewardship of our founder and Chief Executive Officer, Dr. Aaron Rollins, our non-executive chairman, Adam Feinstein, and the other management team members, we have built a results-driven culture. For the year ended December 31, 2021, we generated $133.3 million of revenue compared to $62.8 million for the year ended December 31, 2020, which represents approximately 112% growth. Additionally, we have invested in our social media and marketing capabilities to drive our brand awareness and increase consumer acceptance for our procedures. We believe we have significant opportunity to further grow our brand awareness, open new centers in the United States and internationally, and increase sales in our existing centers.

Our Growing Market Opportunity
Our Market Opportunity
We operate within the large and growing market for body fat reduction procedures. Our market includes both surgical procedures, such as liposuction and abdominoplasty procedures, as well as non-surgical procedures, such as cryolipolysis, ultrasound, laser lipolysis and other non-surgical body fat reduction procedures. The global market for body fat reduction procedures was estimated to be $9.8 billion in 2020 by Global Market Insights. The North American market for body fat reduction procedures was estimated to be $2.6 billion in 2020, growing at approximately a 6.5% compound annual growth rate (“CAGR”) since 2015 and expected to grow at a 9.8% CAGR through 2026, according to Global Market Insights. The North American market for non-surgical body fat reduction procedures was estimated to be $434 million in 2020, growing at approximately a 13.5% CAGR since 2015 and expected to grow at a 16.6% CAGR through 2026, according to Global Market Insights.
Our Growth Drivers
The market for surgical aesthetic procedures is growing, fueled by favorable trends including:
•Self-Image Awareness: increased consumer awareness and focus on beauty consciousness driven by social media and prioritization of healthy lifestyles;
•Social Acceptance: consumers have embraced cosmetic treatment and reduced the social stigma, especially through the proliferation of shared patient photos on social media;
•Improved Safety and Recovery Profile: advances in technology have led to reduced recovery times and introduction of more minimally-invasive procedures;
•Rise in Disposable Income: the global rise in disposable income provides individuals with greater discretionary funds for personal appearance enhancements including cosmetic surgery; and
•Increased Weight Gain in the Overall Population: worldwide prevalence of overweight and obesity in individuals continues to rise.
The combination of these growth drivers continue to propel the market.
Limitations to Existing Procedures
Fat reduction and body contouring procedures have become increasingly popular, but many offerings have significant limitations. Existing procedures for fat reduction or body contouring, other than AirSculpt®, currently include surgical procedures such as liposuction and abdominoplasty (tummy tuck) and non-surgical procedures that use cooling, injected medication or heat to reduce fat cells. We believe these procedures often have limited, inconsistent and less predictable results than AirSculpt®. Many procedures can also involve significant pain and may require excess recovery time post-surgery.
The AirSculpt® Difference
AirSculpt® is a minimally invasive procedure delivered in one session while the patient is awake. Each procedure is done by a trained surgeon for customized and precise results. As for discomfort, patients typically report limited soreness the next day following the procedure. We believe our procedures offer dramatic results to our patients.
Our Competitive Strengths
We attribute our success to the following strengths that differentiate us from our competitors:
Trusted Brand Redefining Body Contouring
The AirSculpt® method was created to offer patients a gentler alternative to traditional fat removal procedures with transformative results delivered in a luxurious, spa-like environment. We specialize in body contouring through the minimally invasive removal of unwanted fat. The proprietary AirSculpt® method empowers our surgeons to use their high level of skill and artistry to deliver dramatic results personalized to our patients.

Beneficial Treatment Results and Premium Patient Experience, Underpinned by Proprietary AirSculpt® Technology
We believe that our AirSculpt® procedures offer beneficial results and a premium patient experience. Our AirSculpt® procedures are differentiated by our patented technology, broad and innovative procedures, elite patient experience, and highly skilled surgeons.
•AirSculpt® Technology: Our patented and precision-engineered method, AirSculpt®, permanently removes fat and tightens skin while sculpting targeted areas of the body through minimally invasive body contouring procedures. Unlike traditional liposuction which uses cannulae in a scraping motion, AirSculpt® drives a cannula 1,000 times per minute in a corkscrew motion to remove fat cells while tightening skin simultaneously. It requires no needle, no scalpel, no stitches and no general anesthesia to create dramatically natural, smooth results. AirSculpt® is minimally invasive, providing transformative results, all delivered in one session while the patient is awake.
As of December 31, 2021, our patent portfolio is comprised of two issued U.S. utility patents and three pending U.S. utility patent applications, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties, and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and one of our pending applications relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures.
•Broad Offering of Innovative, Body Sculpting Procedures: We offer our patients a comprehensive suite of customized body contouring procedures, including fat removal and fat transfer, to meet their wants and needs.
Our fat removal procedures remove a patient’s stubborn fat from a variety of treatment areas, such as the stomach, back and buttocks. We created our popular 48-Hour Six Pack™ procedure to enhance and reveal abdominal muscles in just one session by removing the stubborn pockets of fat hiding one’s six-pack.
We also offer fat transfer procedures, during which our surgeons transfer a patient’s collected fat cells to enhance the buttocks, breast, hips or aging hands to naturally enhance or sharpen a patient’s contours. Some of our most popular fat transfer procedures are:
•Power BBL™ (“Brazilian Butt Lift”), which removes a patient’s unwanted fat from areas such as tummy or thighs and transfers it to the buttocks, giving a flatter stomach and slimmer waist, while shaping the buttocks and tightening the skin;
•Up a Cup™ Breast Augmentation, which removes a patient’s natural fat, typically from the tummy or thighs, and transfers it to the breasts to increase size by about one cup. AirSculpt® enhanced breasts are all natural. No silicone or other foreign material is implanted; and
•Hip Flip™, which removes unwanted fat from one area of the body and transfers it to the hips to fill in the “hip dip” to create the coveted hourglass figure. It is often performed in combination with the Power BBL™.
We are continuously innovating to better serve our patients. In 2020, we started performing and trademarked the Hip Flip™ procedure. Since then, we have continued to innovate and in 2020 we introduced CankCure™, a procedure that removes fat and contours the calf and ankle area. We are only in the beginning stages of innovation and have much more to introduce to the body contouring field.
•Premium Patient Experience: We offer our patients a premium consumer experience. From the initial consultation to the day of procedure, our patients are guided by knowledgeable patient care consultants. Our centers are located near high end retail environments, such as Rodeo Drive in Beverly Hills and Fifth Avenue in New York. The centers are designed and furnished with furniture from a high-end retailer with the patient experience in mind, offering a comfortable and calming environment ahead of and after the procedure. In 2020, we began to offer our patients the choice of virtual consults prior to their procedures.

•Elite Surgeons: Our surgeons are chosen not only for their medical skills, generally as plastic or cosmetic surgeons, but also for their artistic vision. They are selected to join our nationwide practice because they are at the top of their profession, specialize in body sculpting, and have artistic skill. Before working on Elite Body Sculpture patients, each surgeon completes extensive AirSculpt® training to ensure the best results for every patient and treatment.
We offer our surgeons a compelling economic opportunity, with annual compensation for part-time work at Elite Body Sculpture often higher than the average full-time salary in a private practice. By joining Elite Body Sculpture, surgeons are also able to grow their private practices by attracting Elite patients to their private practice for non-body contouring procedures, such as face lifts and injectables. Our surgeons are also featured on our social media platforms.
AirSculpt® allows the surgeon to provide high quality outcomes to patients while being less physically demanding on the surgeon than traditional liposuction. As AirSculpt® is only available for use at Elite Body Sculpture centers, we protect our brand and are able to retain high quality surgeons.
National Footprint Fueled by Attractive Unit Economics
We have a growing national footprint consisting of 19 centers across 15 states as of March 10, 2022. Our centers are located primarily in metropolitan cities near retail shops that our patients frequent and popular areas. On average, our centers contain two procedure rooms with the capacity to perform up to 36 surgeries a week, in addition to additional consultation offices for prospective patients. Our accreditation as an office-based practice under the Joint Commission demonstrates our commitment to safety and quality. In 2021, we generated revenue per case of $12,065 on average. We require 100% private pay upfront and face no reimbursement risk.
Our centers generate highly attractive unit-level economics and require only a modest investment to open. Given the consistently high level of demand for our services and the average price of our procedures, our centers typically achieve profitability within approximately three months, providing Elite Body Sculpture with a highly attractive and near-immediate return on invested capital.
Scaled Platform and Consistent Demand Drives Attractive Growth and Free Cash Flow
Our operating model is highly scalable and enables capital efficient growth. We have generated double digit growth in each of the years since 2015. For the year ended December 31, 2021, we generated approximately $133 million of revenue compared to approximately $63 million for the year ended December 31, 2020, which represents approximately 112% growth. We have a capital efficient business that requires minimal maintenance capital expenditures and working capital to support our operations, enabling us to generate strong cash flows to fund future growth. We have achieved consistent, self-funded growth since our founding in 2012 and have accelerated our performance in recent years.
Experienced Founder-Led Management Team to Support Growth
We are led by an experienced team united by our vision to redefine body contouring and a belief in our future growth potential. Our founder and Chief Executive Officer, Dr. Aaron Rollins, is a celebrity cosmetic surgeon that is recognized as a leader in body sculpting and has been featured across digital, print and TV. Dr. Rollins has been a licensed cosmetic surgeon since 2004. In addition, our non-executive chairman, Adam Feinstein, who founded Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”), has 25 years of experience working with many of the leading healthcare services companies, including service as a director of public and private healthcare company boards. They have partnered with our Chief Operating Officer and President, Ron Zelhof, and our Chief Financial Officer, Dennis Dean, who together have over 50 years of experience in the health care industry, including at Envision Healthcare, Healthsouth, and Surgery Partners. We have built a strong and diverse team across our marketing and operations functions that is highly scalable and capable of supporting future growth. We have a results-driven team culture. We believe our combination of talent, experience, and culture gives us the ability to drive sustainable growth.
Our Growth Strategies
We intend to deliver sustainable growth in revenue and profitability by executing on the following strategies:
•Continue to Grow Our Brand Awareness and Attract New Patients: We believe that consumer trends towards greater acceptance of body contouring and cosmetic treatments will continue to expand the market for our services. We believe we are a leading provider of body contouring procedures and that there is a significant opportunity to drive awareness and adoption of our AirSculpt® method and procedure offerings.
•Continue to Drive Sales Growth of Our Centers: We employ the following strategies to increase our procedures performed and drive higher revenue per procedure with the aim of continuing to accelerate our growth in existing centers:

◦Continue to add new procedure rooms: Our centers typically have one to two procedure rooms. We have the opportunity to continue to both add procedure rooms and adapt our schedule from primarily open six days to seven days a week in order to meet the strong demand from our patients for our services. Through referral and outreach, we plan to continue recruiting surgeons to operate on our growing number of patients and staff to conduct consultations and organize appointments.
◦Increase speed and efficiency of patient onboarding to increase utilization and reduce patient waiting times: We have and will continue to execute initiatives that increase the speed through which patients convert from initial consultation to procedure. These initiatives include hiring additional sales support staff to respond to patient inquiries and utilizing virtual consultations that enable our patients to speak with surgeons and qualified patient care representatives in the convenience of their own home or office, making it easier and quicker to schedule a procedure and reduce overall waiting time.
◦Continue to introduce new, innovative procedures: Since our founding in 2012, we have demonstrated our ability to innovate with the novel introduction of the AirSculpt® method to the cosmetic surgery field. Over the past decade, we have generated more revenue per patient, which we believe is a direct result of our successful introduction of new procedures to meet our patients’ needs. Fat transfer has been a highly successful innovation and is now a critical component of our offering, enabling the artistry of many of our most popular and highest revenue procedures. We also continue to develop new procedures, such as the Hip Flip™ and CankCure™, to meet our patients’ demand and drive traffic to our centers.
◦Increase prices on procedures: We have an ability to increase prices on our procedures driven by the strong value proposition that our services offer to our patients.
We employ the following strategies to drive brand awareness:
•Developing digital content, including a “before and after” photo gallery and AirSculpt® TV: We have collected a catalog of over 200,000 “before and after” photos, showcasing our treatment outcomes. Our AirSculpt® TV program, featured on our Elite Body Sculpture Instagram page and website, provides a never-before seen transparency in our space, encouraging further growth. We will continue to develop high quality digital content that highlights the transformative power of our minimally invasive procedures.
•Social, digital and traditional marketing: Our in-house marketing team generates continuous media coverage of our offering across social, digital, and traditional media channels, such as magazines and TV. By using web-based lead generation, we generate over 250,000 monthly website visits, primarily through optimized spend on Google’s marketing engine.
•Celebrity endorsements: We collaborate with celebrity influencers and TV personalities to drive continuous media coverage that raises brand awareness and social acceptance of our procedures.
•Patient testimonials: Our patients are some of the best advocates for our brand, with many recommending our procedures to family and friends. We encourage our patients to share their “before and after” photos on social media.
We employ the following strategies to expand our footprint:
•Expand Footprint by Opening New Centers in the United States: We believe our track record of successfully opening new Elite Body Sculpture centers consistently generating strong unit-level economics validates our strategy across the United States and to domestically expand our footprint. In order to ensure our new centers are profitable, we follow the same business plan for each new center. A new center is generally profitable within the first few months of opening, supported by our 100% upfront private pay policy. We have strong conviction in our ability to continuously improve our unit economics as we open additional centers in the United States. With our patient care consultants and surgeons performing virtual consultations ahead of store openings, we are able to pre-book procedures and can begin performing surgeries on a center’s opening day, accelerating the ramp up of those centers.
•Disciplined Approach to Choosing Potential Markets: Management uses a disciplined approach to choose potential markets, opening centers at minimal cost located near premium retail shops that our patients frequent. We believe there is a significant domestic growth opportunity and will continue to opportunistically evaluate new center openings and target opening three to four centers each year.
•Expand Internationally: We believe our brand has global appeal. We draw clients from international markets that travel to our existing centers for body contouring procedures. We believe there is significant opportunity to open new centers in densely populated, affluent international metropolitan regions.

Our Technique, Training and Equipment
AirSculpt® is a proprietary, patented method of tumescent liposuction that removes unwanted fat from several targeted areas of the body in a minimally invasive procedure, producing dramatic results. By contrast to traditional liposuction, AirSculpt® requires no needle, no scalpel, no stitches and no general anesthesia, with patients remaining awake during the procedure. We train our surgeons in the AirSculpt® procedure, for which we possess a patent covering the process. Our surgeons are contractually prohibited from performing Elite Body Sculpture’s proprietary procedures, including the AirSculpt® procedure, if they leave Elite Body Sculpture.

1. Pain Management	Prior to the procedure, patient is given a sedative cocktail and local anesthesia via air pressure from a needleless jet injector. *Patient remains fully awake during the procedure

2. Access Point Creation	One to three entryways are created by the jet injector, which are widened to 2mm (freckle-sized) by means of a biopsy punch.

3. Local Numbing	A thin cannula is inserted in each entryway, at which point a local numbing solution is dispersed subdermally to the target areas.

4. Laser Ablation	Laser ablation, which is the use of the heat from
laser light to destroy unwanted cells, is then applied
to soften the fat cells for extraction. As a byproduct
of the laser’s heat, the skin in the treated area is
tightened for post-surgery effects.

5. Fat Removal Process
Proprietary fat removal process uses industry
accepted, FDA approved tools to grab, separate, and
remove fat cells.
An FDA-approved handpiece drives cannula
1,000 times per minute in a corkscrew motion to
remove fat cells, without harming surrounding tissue
and structures.
The amount of fat removed via the AirSculpt®
method depends on patient body size, desired
outcomes and state regulations. After the procedure
is complete, a piece of dry gauze is used to cover the
entryway to protect against infection.

Across our centers, we use a network of independent surgeons to perform the AirSculpt® procedure. We believe that the desire to be an Elite Body Sculpture surgeon has provided us with ready access to talented providers, making recruitment a selective process. Additionally, through referral and outreach, we plan to continue recruiting surgeons to perform procedures on our growing number of patients. We conduct background checks on prospective surgeons, confirming licensure and checking surgeon records contained in the National Practitioner Data Bank. Furthermore, we consider the body of work of prospective surgeons, including before and after photos and areas of specialization. Following this initial selection process, our prospective surgeons undergo in-house training through the Elite Fellowship Program where they receive proprietary information regarding the AirSculpt® method and approved body markings, observe videos of experienced AirSculpt® surgeons, observe those surgeons complete eight to ten procedures in-person, and later complete three procedures under the in -person supervision of those surgeons. If a prospective surgeon successfully completes the Elite Fellowship Program, they are permitted to conduct the AirSculpt® method without restrictions. Otherwise, they are observed in additional training procedures or are not chosen to join the Elite Body Sculpture team. Additionally, there is a comprehensive ongoing review process of all surgeons conducted by our experienced AirSculpt® surgeons, which includes on-site visits at centers to help maintain quality standards, and feedback from other staff members, including members of our nursing team.
In connection with the AirSculpt® method, we currently use an FDA-approved handpiece manufactured by Euromi S.A., a Belgian company that specializes in the manufacturing and distribution of medical, dermatological and plastic surgery products, and other FDA- approved parts, such as the cannula and vacuum pump, from other manufacturers. The handpiece we use costs significantly more than other handpiece models, and we believe it is more powerful while being gentler for the patient, helping to produce better results. Some of the other parts used are customized for us by our suppliers for our procedure. Although using FDA-approved equipment in medical procedures is the practice of medicine and does not itself require further FDA review or approval, FDA regulations require that we report certain information about adverse medical events if our AirSculpt® procedures have caused or contributed to those adverse events.
While we recruit our surgeons with a focus on excellence and skill, the handpiece we use in connection with the AirSculpt® method is designed to automatically shut off if any issues are detected in the process (e.g., excessive heat levels). As of the date of this Annual Report on Form 10-K, we are not aware of any adverse events in connection with the AirSculpt® procedure that would require reporting under any regulations.
We are continuously working to innovate to make the AirSculpt® procedure easier to perform, deliver enhanced results, and be more pleasant for our patients, all with a goal of providing the best body contouring results possible. Moreover, we continue to develop AirSculpt® for new procedures and also seek to incorporate new technologies into our current procedures.
Center Format and Selection
Our centers are approximately 3,000 square feet each and are typically open six days per week, with select centers open seven days per week, from 9 am to 5 pm. Certain centers may operate outside of typical hours to accommodate client schedules. Most existing locations have two procedure rooms. Our centers are typically staffed by three surgeons, who are independent contractors, nurses, office managers, sales consultants, sales assistants and front desk concierges/administrative assistants.
Our target markets include affluent metropolitan and suburban areas. We conduct in-person site visits to proposed center locations. We use a disciplined approach when opening de novo centers and conduct extensive diligence of potential markets through social research, economic analysis of each market and conduct in-person site visits to proposed center locations.
Our Marketing and Sales Efforts and Third Party Financing
Our marketing efforts are driven by an in-house team of professionals that focus on digital and other platforms. In addition to monitoring and managing our social media presence, our team is focused on search engine optimization on our digital platform. For the year ended December 31, 2021, our total advertising costs were $14.8 million, split 86% digital advertising and 14% other advertising platforms.

Selling expenses consist of advertising spend for social, digital and traditional marketing and sales and marketing personnel. Our total selling expenses for 2021 were approximately $21.0 million, or approximately 15.8% of revenue. Our customer acquisition costs were approximately $1,902 per customer in 2021.

Our sales assistants respond to inquiries from prospective patients and schedule virtual or in-person consultations. Starting in 2020, we began to offer our patients the choice of a pre-procedure virtual consult. Rather than making an in-office appointment, our patients are able to speak with our surgeons and qualified patient care consultants in the convenience of their own home or office typically within 24-72 hours. We encourage a strong relationship between our patients and surgeons, from initial consultation, through procedure, to after treatment. Nearly all of our patient-facing consultants are former patients and can speak to their personal Elite experiences. Based on these efforts, together with discussions with our surgeons, our patients elect to move forward and schedule a procedure date. Many patients, satisfied with results and experience, return to Elite Body Sculpture to receive further AirSculpt® treatments on additional body parts.
Our consultants provide patients pricing information the day of their consult and, if requested by the patient, assist patients with securing third-party financing from entities such as CareCredit, Alphaeon Credit and United Medical Credit, enabling consumers to more quickly schedule their procedures. We do not face any risk in default of payment under that financing arrangement, which is solely between the patient and third party financing vendor. In 2021, approximately 42% of our revenue involved the patient securing third-party financing.
Our Intellectual Property
As of December 31, 2021, our patent portfolio is comprised of two issued U.S. utility patents and three pending U.S. utility patent applications, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and one of our pending applications relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. We expect our issued patents to expire in 2033 or later.
AirSculpt®, No Needle, No Scalpel, No Stitches®, If You Can Pinch It, We Can Take It®, Power BBL®, Tiny Tuck®, 48 Hour Six Pack®, AirSculpt is for Everybody®, Cure for the Hip Dip®, Hip Flip™, CankCure™, and our logo are U.S. registered trademarks or trademarks for which registration is pending in the United States. We have also registered AirSculpt® and certain other trademarks outside of the United States.
We seek to protect our intellectual property by filing patent applications in the United States related to our procedures that are important to our business. We rely on a combination of confidentiality, non-disclosure and assignment of invention agreements with our employees, surgeons, consultants, contractors and other partners and collaborators. We further rely on copyright, trademark and trade secret laws to protect our brands, proprietary technologies, know-how, data, and copyrighted content (including our library of before and after photographs).
Competition
We believe that our brand recognition and minimally invasive procedures with results meeting or exceeding our customer expectations distinguish us in the rapidly growing market for body contouring.
While we believe we are transforming and growing the body contouring market, our primary competition includes individual and small practice group providers of traditional liposuction, which we believe require a longer patient recovery time than AirSculpt® and some national providers of other minimally-invasive techniques, which we believe are less effective than AirSculpt®. Additionally, university and hospital systems, medical spas and centers and beauty and rejuvenation centers include the body contouring services in their offerings.
The areas in which we compete include:
•Patients: We compete for patients to utilize our procedures through our marketing efforts and exceptional brand reputation.
•Procedure Offering: We compete with providers of liposuction, abdominoplasty (tummy tuck) and gastric bypass surgery, and non-surgical procedures that use cooling, injected medication or heat to reduce fat cells. Many procedures can also involve significant pain and may require excess post-surgical recovery time.

•Surgeons and other professionals: We compete for high quality surgeons and other professionals across the body contouring and cosmetic surgery industry to ensure we are able to continue to provide our patients with a smooth process, premium service, and high quality results.
The principal competitive factors that companies in our industry need to consider include, but are not limited to: enhanced products and services, procedure safety, competitive pricing policies, vision for the market and procedure innovation, strength of sales and marketing strategies, technological advances, brand awareness and reputation, and access to financing. We believe we compete favorably across all of these factors and we have developed a business model that is difficult to replicate.
Surgeon Practice Structure
Due to the prevalence of the corporate practice of medicine doctrine, including in many of the states where we conduct our business, our affiliated surgeons are organized in traditional physician practice group structures.
In accordance with applicable state laws, our surgeons have exclusive control and responsibility for all clinical decision-making and the provision of medical care to patients. The Professional Associations are set up as legal entities, separate from Elite Body Sculpture, organized in accordance with applicable state laws regarding the types of entities that may operate a physician practice group. Each of the Professional Associations under which our affiliated surgeons operate is owned by a licensed, qualified physician. Our structure enables more effective and efficient sharing of results among our affiliated surgeons, including with respect to educating and training them as to best demonstrated clinical processes, provides them with access to our sophisticated information systems, and helps to shield us from professional liability.
Each of the Professional Associations contracts with surgeons to provide body contouring services to its patients. Each such surgeon must hold an active license to practice medicine in the state where the applicable Professional Association operates. In most cases, surgeons enter into independent contractor agreements with the applicable Professional Association, under which the surgeon is paid a percentage of the professional fees collected by the Professional Association for each surgery the surgeon personally performs, net of any adjustments for financing fees, patient refunds, or any other allowances applicable to the services provided. A typical agreement with our surgeons will have a term of two to three years. The Professional Associations are generally responsible for billing patients for services rendered by our surgeons. Subject to applicable state laws governing enforceability of restrictive covenants relating to physicians, our surgeons contracted by the Professional Associations have agreed not to compete during the contracted period and have agreed not to use or disclose Elite Body Sculpture’s proprietary information, including the AirSculpt® procedure, even after the terms of their respective contracts.
Management Services Agreements
We have entered into MSAs with each of the Professional Associations, under which the Company, through its wholly-owned subsidiaries, provides the Professional Associations with exclusive, administrative, management and other business support services, including, but not limited to, billing and collection, accounting, legal, human resources, information technology, compliance and recruiting assistance (the “Management Services”). The Professional Associations retain exclusive control and responsibility for all clinical aspects of the practice of medicine and the delivery of medical services and for contracting with all surgeons and other licensed professionals performing procedures through the Professional Associations. The MSAs are long-term in nature, typically with an initial term of 10 years that automatically renews for successive 5 year terms unless either party provides notice not to renew before the end of the then-current term, subject only to a right of termination in the case of uncured material breach. Under the terms of the MSAs, and subject to state laws and other regulations governing professional fee-splitting, our wholly-owned subsidiaries are typically paid either a flat monthly fee or where permitted, a monthly fee structured as (i) a flat dollar amount for all marketing and advertising advice, assistance, and services provided and (ii) a fee equal to a percentage of the Professional Association’s gross revenues for the applicable month. These agreements also generally provide opportunities for supplemental bonuses. In addition, the Professional Associations have also agreed to reimburse us for certain expenses. See “Governmental Regulation—State Corporate Practice of Medicine and Fee-Splitting Laws.”

Continuity Agreements
We have entered into Continuity Agreements at all of our Professional Associations, with the exception of New York, with Dr. Rollins and the other Surgeon Owners whereby they are the sole directors, officers, and owners of the Professional Associations. The Continuity Agreements (i) prohibit the Surgeon Owners from freely transferring or selling their interests in the Professional Associations, (ii) provide for the ability to add a second Surgeon Owner to help ensure continuity of the Professional Association, and (iii) provide that the ownership interests of the Surgeon Owners will automatically be transferred to another licensed professional designated by us in accordance with the terms of the Continuity Agreement upon the occurrence of certain events, which include, but is not limited to, the Surgeon Owner’s death, the termination of the Surgeon Owner’s employment, the Surgeon Owner’s license to practice medicine being revoked or terminated, the Surgeon Owner filing a petition for bankruptcy, the Surgeon Owner becoming indicted for or convicted of any felony or any misdemeanor offense involving moral turpitude, the Surgeon Owner breaching any provision of the Continuity Agreement, the Surgeon Owner’s gross negligence, willful misconduct or fraud with respect to the Professional Association, and the Surgeon Owner’s disability or incapacity.
Each Continuity Agreement will remain in effect until it is terminated (i) by written agreement signed by or on behalf of each party, (ii) upon the 21-year anniversary of the death of the Surgeon Owner, or (iii) only by the manager (being our wholly-owned subsidiaries), upon at least 30 days prior written notice of such termination to the Professional Association.
Governmental Regulation
Our business and the healthcare industry generally are highly regulated. While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment or changes in interpretation of existing laws and regulations. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.
Licensing, Medical Practice, Certification
The practice of medicine, including the performance of surgery, is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care and consultations), equipment, personnel, operating policies and procedures, prerequisites for the prescription of medication, ordering tests and other professional services.
Physicians, surgeons and licensed professionals who provide professional medical services to patients must hold a valid license to practice medicine or otherwise be certified or qualified to provide the licensed professional service in the state in which the patient is located. Failure to comply with these laws and regulations could result in licensure actions against the professionals, rendered services being found to be non-reimbursable, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties. Our centers are operated as physician office-based practices, which generally rely on the licenses of the surgeons performing medical services through the affiliated Professional Associations at our locations, as well as other permits and licenses including CLIA certifications, medical waste permits, and local operating permits. Some states also require the applicable Professional Association to hold its own clinic license or permit. Through the affiliated Professional Associations, we voluntarily seek accreditation from The Joint Commission for all of our centers. The Joint Commission is a not-for-profit with over 70 years of experience in health care accreditation. Accreditation and certification for each of our centers requires an on-site evaluation of the quality and safety of patient care. A leading nationally-recognized accreditation, for an office-based practice, demonstrates our commitment to safety and quality. Our ability to operate profitably will depend in part upon our centers, the affiliated Professional Associations and their surgeons obtaining and maintaining all necessary licenses and other approvals and operating in compliance with applicable healthcare regulations. Failure to do so could have a material adverse effect on our business.
Our centers are subject to other federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses like ours. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.

State Corporate Practice of Medicine and Fee-Splitting Laws
The laws in many of the states in which we operate or may in the future operate, prohibit entities owned by non-physicians from practicing medicine, exercising control over surgeons, employing surgeons or otherwise interfering with the independent professional judgment of surgeons. This prohibition on the corporate practice of medicine, is intended to prevent unlicensed persons from interfering with the practice of medicine by licensed surgeons or interfering in any way with the independent professional judgment of physicians as it pertains to patient treatment and related clinical matters. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. In certain states where we currently, or in the future, may operate, the corporate practice of medicine doctrine and other licensed professions restrictions may be implicated by decisions and activities such as contracting, setting rates and the hiring and management of clinical or licensed personnel. Many states also have regulations that prevent professional fee-splitting, which is the unlawful sharing of professional fees with unlicensed persons or entities owned by unlicensed persons, often in connection with referrals or other business generated by such persons. Corporate practice of medicine and fee splitting laws and rules vary from state to state and are not always consistent. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Thus, regulatory authorities or other persons, including the Professional Associations’ contracted surgeons, may assert that, notwithstanding the careful structuring of our management arrangements, that we are engaged in the corporate practice of medicine or that the fees earned by us under our contractual arrangements with the Professional Associations constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our surgeons, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement with the Professional Associations (or their terms of engagement with their contracted surgeons), in each case that interfere with our business, our profitability and may have other materially adverse consequences.
Healthcare Fraud and Abuse Laws
Even though our services are not currently covered by any government healthcare program or other third-party payor, the laws in some of the states in which we operate, or may in the future operate, prohibit surgeons and other healthcare providers from referring patients to centers in which the surgeon or other healthcare provider has a financial interest unless an exception applies or providing any form of remuneration or a “kickback” for referrals of patients for medical items or services. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.
Antitrust Laws
The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission (the “FTC”). We believe we are in compliance with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.
Employees
As of December 31, 2021, we employed approximately 240 full-time employees and approximately 28 part-time employees. We also had contracts with approximately 43 surgeons. While each center varies depending on its size, case volume and case types, we employ an average of approximately 10 full-time equivalent employees at our centers.
While we provide “full-time equivalent” information, a number of our employees work on flexible schedules rather than full-time, which increases our staffing efficiency. As a result, these employees also do not participate in our benefits structure, which we believe reduces the relative cost of our benefits plans to us. None of our employees is represented by a collective bargaining agreement.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
Risks Related to Our Business
•We have a limited operating history and our past results may not be indicative of our future performance.
•Our success depends on our ability to maintain the value and reputation of the AirSculpt® brand.
•We have grown rapidly recently and have limited operating experience at our current scale of operations.
•Our financial results will be harmed if there is not sufficient patient demand for AirSculpt® procedures.
•Our success depends largely upon patient satisfaction with the effectiveness of the AirSculpt® procedure.
•We may fail to open and operate new centers in a timely and cost-effective manner.
•We may not be able to successfully expand in markets outside of North America.
•We may not be able to compete or achieve significant market penetration.
•Changes in laws and regulations related to the internet, perceptions toward the use of social media and changes in internet infrastructure itself may diminish our ability to drive new customer acquisition.
•Regulations related to healthcare may hamper our availability to provide virtual consultations.
•We face competition for surgeons and other workers that provide our medspa and cosmetic services.
•We outsource the manufacturing of key elements of the tools we use for AirSculpt® procedures to a single third-party manufacturer, Euromi, who is dependent upon third-party suppliers.
•In some jurisdictions, we are precluded or limited in our ability to enter into non-compete agreements with our surgeons.
•Our centers and our affiliated Professional Associations may become subject to medical liability claims.
•Our revenue could decline due to changes in credit markets and decisions made by credit providers.
•We may be adversely affected if we lose any member of our senior management.
•The interests of our Sponsor may conflict with the interests of the Company and its other stockholders.
•Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk.
•Restrictive covenants in our debt instruments may adversely affect us.
•Any failure to meet our debt service obligations could have a material adverse effect on our business, prospects, results of operations and financial condition.
•We are a holding company with no operations of our own.
•Our management team has limited experience managing a public company.
•The COVID-19 global pandemic could negatively affect our operations, business and financial condition, and liquidity.
•Use and storage of paper medical records increases risk of loss, destruction and could increase human error with respect to documentation and patient care.
•Our internal computer systems, or those of any of our manufacturers, other contractors, consultants, or collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data.
Risks Related to Intellectual Property
•Our competitors could develop and commercialize procedures and products similar or identical to ours.
•We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to market and perform our services.
•If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed.
•We may not be able to protect our intellectual property rights throughout the world to the same extent as in the United States.

Risks Related to Government Regulations
•If we fail to comply with numerous laws and regulations relating to the operation of our centers, we could incur significant penalties or other costs or be required to make significant changes to our operations.
•AirSculpt® procedures may cause or contribute to adverse medical events that we are required to report to the FDA and if we fail to do so, we could be subject to sanctions that would materially harm our business.
•If laws governing the corporate practice of medicine or fee-splitting change, we may be required to restructure some of our relationships.
•We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
•Certain risks are inherent in providing prescription and over the counter (“OTC”) treatments, and our insurance may not be adequate to cover any claims against us.
Risks Related to Ownership of Our Common Stock
•We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
•Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
•There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.
•Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.
•We have no plans to pay cash dividends on our common stock for the foreseeable future.
•Our internal controls may not be effective.
•The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
•Our stock price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
•Operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Item 1A. Risk Factors
We are subject to risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or our other filings with the SEC. Some of these risks and uncertainties are discussed below. If any of the following risks, or other risks and uncertainties, actually occurred, our business, financial condition and operating results could suffer.
Risks Related to Our Business
We have a limited operating history and our past results may not be indicative of our future performance. Further, our revenue growth rate is likely to slow as our business and our market matures.
We began operations in 2012. We have a limited history of generating revenue. As a result, our historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth, including most recently, during the global pandemic, that we do not expect to continue as the business, and the body contouring market, matures. Estimates of future revenue growth and future growth rates are subject to many risks and uncertainties and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including market acceptance of our procedures, attracting new patients, hiring surgeons and responding to increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks.
Our success depends on our ability to maintain the value and reputation of the AirSculpt® brand.
We believe that our brand is important to attracting patients and high-quality surgeons. Maintaining, protecting, and enhancing our brand depends largely on our ability to deliver results for our patients and the success of our marketing efforts. We believe that the importance of our brand will increase as competition further intensifies. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, including our procedures and technology, could diminish confidence in the AirSculpt® brand. Such negative publicity also could have an adverse effect on our business, financial condition, and operating results.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.
We have expanded rapidly and have limited operating experience at our current size. To effectively manage and capitalize on our growth, we must continue to expand our marketing, focus on innovation and upgrade our management information systems and other processes. Our continued growth could strain our existing resources and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing surgeons and other staff in our centers through the Professional Associations. Failure to scale and preserve our high-performance, results-driven culture during this period of growth could harm our future success. If we do not adapt to meet these evolving challenges or if our management team does not effectively scale with our growth, we may experience erosion to our brand and our company culture may be harmed.
Our growth strategy contemplates expanding our footprint by opening new centers around the world. Many of our centers are relatively new and we cannot assure you that these centers or that future centers will generate revenue comparable with those generated by our more mature locations, especially as we move to new geographic markets. Further, many of our centers are leased pursuant to multi-year leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. Expanding internationally will require significant additional investment. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
Our planned expansion will place increased demands on our existing operational, managerial, and administrative resources. These increased demands could strain our resources and cause us to operate our business less effectively, which in turn could cause the performance of our new and existing centers to suffer. Opening new centers may result in inadvertent oversaturation, temporarily or permanently divert customers from our existing centers to new centers and reduce comparable centers revenue, thus adversely affecting our overall financial performance. In addition, oversaturation or the risk of oversaturation may reduce or adversely affect the number or location of centers we plan to open, and could thereby materially and adversely affect our growth plans overall or in particular markets.
Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the body contouring market, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively and profitably could have an adverse effect on our business, financial condition, and operating results.
We are dependent upon the success of the AirSculpt® body sculpting procedure. If market acceptance for the AirSculpt® procedure fails to grow significantly, our business and future prospects could be harmed.
We commenced performing AirSculpt® procedures in 2012, and we expect that the revenue we generate from performing AirSculpt® procedures will account for substantially all of our revenue for the next several years. Accordingly, our success depends on the acceptance among patients of the AirSculpt® procedure as a preferred aesthetic treatment for the selective reduction of fat. The degree of market acceptance of the AirSculpt® procedure by patients is unproven. We believe that market acceptance of the AirSculpt® procedure will depend on many factors, including:
•the perceived advantages or disadvantages of AirSculpt® procedures compared to other aesthetic products and treatments;
•the safety and efficacy of AirSculpt® procedures relative to other aesthetic products and alternative treatments;
•the price of AirSculpt® procedures relative to other aesthetic products and alternative treatments;
•our success in expanding our sales and marketing organization;
•the effectiveness of our marketing initiatives;
•our success in maintaining the premium pricing for the AirSculpt® procedure; and
•our success in recruiting and training surgeons in the proper use of the AirSculpt® procedure and selection of appropriate patients as candidates for AirSculpt® procedures.
Further, market acceptance and success of the AirSculpt® procedure can be affected by adverse publicity or negative public perception about us, our competitors, our patients, our services, or our industry generally. Adverse publicity may include publicity about the cosmetic treatment industry generally, the efficacy, safety and quality of body fat reduction procedures in general, and liability claims or other litigation, regardless of whether such litigation involves us or the business practices or services of our competitors. Our business, financial condition and results of operations could be adversely affected if the AirSculpt® procedure or any body fat reduction services provided by our competitors are alleged to be or are proved to be harmful to patients or to have unanticipated and unwanted health consequences.
We cannot assure you that the AirSculpt® procedure will achieve broad market acceptance among patients. Because we expect to derive substantially all of our revenue for the foreseeable future from AirSculpt® procedures, any failure of this product to satisfy patient demand or to achieve meaningful market acceptance will harm our business and future prospects.
If there is not sufficient patient demand for AirSculpt® procedures, our financial results and future prospects will be harmed.
The AirSculpt® procedure is an elective procedure, the cost of which must be borne by the patient, and is not reimbursable through government or private health insurance. The decision to undergo an AirSculpt® procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:
•the success of our sales and marketing programs;
•our success in attracting consumers who have not previously undergone an aesthetic procedure;
•the extent to which the AirSculpt® procedure satisfies patient expectations;
•our ability to properly train our surgeons in performing AirSculpt® procedures such that our patients do not experience excessive discomfort during treatment or adverse side effects;
•the cost, safety, and effectiveness of AirSculpt® procedures versus other aesthetic treatments;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and the AirSculpt® procedure in particular;
•general consumer confidence, which may be impacted by economic and political conditions;
•our use of social media to drive new customer acquisition; and
•our ability to offer virtual consultations to our patients.
Our financial performance will be materially harmed in the event we cannot generate significant patient demand for the AirSculpt® procedure.

Our success depends largely upon patient satisfaction with the effectiveness of the AirSculpt® procedure.
In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the AirSculpt® procedure. Patient perception of their results may vary. If patients are not satisfied with the aesthetic benefits of the AirSculpt® procedure, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.
If we fail to open and operate new centers in a timely and cost-effective manner or fail to successfully enter new markets, our financial performance could be materially and adversely affected.
Our growth strategy depends, in large part, on growing and expanding our operations, both in existing and new geographic regions, particularly in densely populated and affluent metropolitan and suburban regions, and operating our new centers successfully. We cannot assure you that our contemplated expansion will be successful.
Our ability to successfully open and operate new centers depends on many factors, including, among others, our ability to:
•recruit qualified surgeons through our affiliated Professional Associations for our new centers;
•address regulatory, competitive, and marketing, and other challenges encountered in connection with expansion into new markets;
•hire, train and retain surgeons and other personnel through our affiliated Professional Associations;
•maintain adequate information system and other operational system capabilities;
•successfully integrate new centers into our existing management structure with affiliated Professional Associations and operations, including information system integration;
•negotiate acceptable lease terms at suitable locations;
•source sufficient levels of medical supplies at acceptable costs;
•obtain and maintain necessary permits and licenses through our affiliated Professional Associations;
•construct and open our centers on a timely basis;
•generate sufficient levels of cash or obtain financing on acceptable terms to support our expansion;
•achieve and maintain brand awareness in new and existing markets; and
•identify and satisfy the needs and preferences of our patients.
Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new centers in a timely and cost-effective manner.
In addition, there can be no assurance that newly-opened centers will achieve net sales or profitability levels comparable to those of our existing centers in the time periods estimated by us, or at all. If our centers fail to achieve, or are unable to sustain, profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those centers. Our plans to accelerate the growth of new centers may increase this risk.
Accordingly, we cannot assure you that we will achieve our planned growth or, even if we are able to grow our centers as planned, that our new centers will perform as expected. Our failure to implement our growth strategy and to successfully open and operate new centers in the time frames and at the costs estimated by us could have a material adverse effect on our business, financial condition and results of operations.
If we cannot maintain our high-performance and results-driven culture as we grow, we could lose the innovation and passion that we believe contribute to our success and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our high-performance, results-driven culture. As we continue to grow, including geographically, we will need to maintain our high-performance, results-driven culture among a larger number of surgeons and other employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit surgeons and other personnel on behalf of our affiliated Professional Associations and to effectively focus on and pursue our corporate objectives.

To successfully expand in markets outside of North America, we must address many issues with which we have limited experience.
International expansion is subject to a number of risks, including:
•difficulties in staffing and managing our international operations;
•increased competition as a result of more procedures receiving regulatory approval or otherwise freedom to market in international markets;
•reduced or varied protection for intellectual property rights in some countries;
•foreign tax laws;
•fluctuations in currency exchange rates;
•foreign certification and regulatory clearance or approval requirements;
•difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•geopolitical events (such as Russian invasion of Ukraine), social and economic instability abroad, terrorist attacks, and security concerns in general;
•potentially adverse tax consequences, including the complexities of foreign value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
•the burdens of complying with a wide variety of foreign laws and different legal standards; and
•increased financial accounting and reporting burdens and complexities.
If one or more of these risks were realized, it could require us to dedicate significant financial and management resources and our revenue may decline.
Our inability to effectively compete with our competitors may prevent us from achieving significant market penetration or improving our operating results.
The body contouring market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Demand for the AirSculpt® procedure could be limited by the products and technologies offered by our competitors. In the United States, we compete against companies that have developed non-invasive and other minimally-invasive procedures for body contouring and companies that have developed invasive surgical procedures for fat reduction. Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face even greater competition in these markets than in the United States. Further, our patent protection is limited to the United States, and therefore we may face increased competition from competitors using procedures similar to the AirSculpt® procedure in other countries.
Many of our competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Some of these competitors offer similar services (including competitors who may charge less for such services than we do) and others also offer alternative services that are less expensive than the procedures we offer. Competing in the body contouring market could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.
We use third-party social media platforms as marketing tools. For example, we maintain Facebook, Instagram and YouTube accounts and we offer consumers the opportunity to comment on our social media platforms. Negative commentary or false statements may be posted on our social media platforms, which could be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.
As social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by the Company, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.
In addition, an increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic marketing claims in violation of applicable regulations.
Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.
Our business depends on email and other messaging services for promoting our brand and services. If we are unable to successfully deliver emails or other messages to potential customers, or if potential customers decline to open or read our messages, our business, financial condition and results of operations may be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.
Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications to consumers may also result in legal claims, which may cause increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could materially and adversely affect our business, financial condition and results of operations.
Changes in laws and regulations related to the internet, perceptions toward the use of social media and changes in internet infrastructure itself may diminish our ability to drive new customer acquisition and could adversely affect our business and results of operations.
The success of our business depends upon the continued use of the internet and social media networks. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the internet, generally. These laws, taxes, fees or charges could limit the use of the internet or decrease the demand for internet-based solutions.
The public’s increasing concerns about data privacy and security and the use of social media may negatively affect the use or popularity of social media networks, and, in turn, adversely affect our business. Similarly, enhanced scrutiny may lead to an increase in regulation of social media, which could limit our ability to use social media to drive our brand awareness and increase consumer acceptance for our procedures.
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms” and similar malicious programs, as well as the risks associated with other types of security breaches. If the use of the internet is reduced as a result of these or other issues, then the reduction in marketing and networking with respect to our services and patients could result in a decline in demand for the AirSculpt® procedure, which could adversely affect our revenue, business, results of operations and financial condition.
Regulations related to health care, including telehealth, are evolving. To the extent regulations change, our ability to provide virtual consultations could be hampered.
In a regulatory climate that is uncertain, our operations and our arrangements with our affiliated Professional Associations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations and our ability to provide virtual services in certain jurisdictions. Areas of government regulation that, if changed, could be costly to us include rules governing the provision of virtual consultations.
In addition, a few states have imposed different, and, in some cases, additional, standards regarding the provision of virtual medical consultations and telehealth, generally. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and what is permissible are possible. If a successful legal challenge or an adverse change in the relevant laws or regulations were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions or ability to reach patients in such jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to adapt our business model, we may be limited to only in-person services, which may have a material adverse effect on our business, financial condition and results of operations.
We face competition for surgeons.
The number of surgeons available to work through our affiliated Professional Associations at our centers is finite, and we face intense competition from other cosmetic treatment centers in recruiting surgeons to work in our centers.
In addition, there may be other companies that may decide to enter our business. Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources. If we are unable to compete effectively with any of these entities for surgeons, we may be unable to implement our business strategies successfully and our financial position and results of operations could be adversely effected.
We rely on a skilled, licensed labor force to provide our medspa and cosmetic services, and the supply of this labor force is finite. If we cannot hire adequate staff for our clinics, we will not be able to operate.
As of December 31, 2021, we employed approximately 240 full-time employees and approximately 28 part-time employees. Many of our personnel are licensed to perform cosmetic services, including medical treatments, and hold licenses as physicians and nurses. Our success depends, in part, on our continuing ability to identify, hire, develop and retain highly qualified personnel, including surgeons and nurses, through our affiliated Professional Associations. The demand for medical professionals has increased significantly as a result of the COVID-19 pandemic. Further, even before the COVID-19 pandemic, the demand for medical professionals had been increasing as more consumers began gravitating to health and wellness treatments, such as medspa and cosmetic services. As a result, we have increased, and may continue to increase, the salaries and bonuses for both potential and existing personnel. Additionally, many of the jurisdictions in which we operate our centers have their own licensing or similar requirements applicable to our personnel, and the onboarding and training process for each of our employees and our independent contractors can take several months. If we cannot identify, hire, develop and retain adequate staff for our centers through our affiliated Professional Associations, we will not be able to open new centers on a timely basis or adequately staff existing centers.

Our personnel or others may engage in misconduct or other improper activities, including noncompliance with our policies and procedures.
We are exposed to the risk of misconduct or other improper activities by our personnel. Misconduct by our personnel could include inadvertent or intentional failures to comply with our policies and procedures (such as our data privacy policies), medical standards or procedures, the laws and regulations to which we are subject and/or ethical, social, product, labor and environmental standards. Our current and former personnel may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless or the ultimate outcome, may result in adverse publicity that could significantly harm our brand, reputation and operations. Misconduct by our personnel could also involve the improper use of information obtained in the course of the associate’s prior or current employment, which could result in legal or regulatory action and harm to our reputation.
We outsource the manufacturing of key elements of the tools we use for AirSculpt® procedures to a single third-party manufacturer.
Euromi manufactures the handpiece our surgeons use for AirSculpt® procedures. If the operations of Euromi are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to perform procedures for customers which could harm our reputation and results of operations.
The manufacturing operations of Euromi are themselves dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
The handpieces that our surgeons use for AirSculpt® procedures are currently manufactured by Euromi. We have not qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond Euromi’s capabilities could harm our ability to perform AirSculpt® procedures until new sources of supply are identified and qualified. Our reliance on a single supplier of handpieces subjects us to a number of risks that could harm our business, including:
•interruption of supply resulting from modifications to or discontinuation of Euromi’s operations;
•delays in product shipments resulting from uncorrected defects, reliability issues, or Euromi’s variation in a component;
•a lack of long-term supply agreements;
•inability to obtain adequate supply in a timely manner or to obtain adequate supply on commercially reasonable terms;
•difficulty and cost associated with locating and qualifying alternative suppliers for our handpieces in a timely manner;
•production delays related to the evaluation and testing of handpieces from alternative suppliers and corresponding regulatory qualifications; and
•damage to our brand reputation caused by defective handpieces.
Moreover, the COVID-19 pandemic has resulted in widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.
Any interruption in the supply of handpieces, or our inability to obtain substitute handpieces from alternate sources at acceptable prices in a timely manner, could harm our ability to perform AirSculpt® procedures until new sources of supply are identified and qualified.
Some jurisdictions preclude us from entering into non-compete agreements with our surgeons, and other non-compete agreements and restrictive covenants applicable to certain surgeons and other employees may not be enforceable.
We have contracts with surgeons in many states. Some of our services contracts include provisions preventing these surgeons from competing with us. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from entering into non-compete agreements with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants against surgeons. Therefore, there can be no assurance that our non-compete agreements related to employed or otherwise contracted surgeons will be enforceable if challenged in certain states. In such event, we would be unable to prevent former employed or otherwise contracted surgeons from competing with us, potentially resulting in the loss of some of our business.

We may become involved in litigation which could negatively impact the value of our business.
From time to time we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. We may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. These lawsuits, claims, audits or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.
Our centers and our affiliated Professional Associations providing professional services at such centers may become subject to medical liability and other legal claims, which could have a material adverse impact on our business.
The nature and use of our services could give rise to liability, including medical liability claims against our Professional Associations and surgeons, if a customer were injured while receiving our procedures or were to suffer adverse reactions following our procedures. Adverse reactions could be caused by various factors beyond our control. If any of these events occurred, we and our affiliated Professional Associations could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us, which could result in substantial damage awards that exceed the limits of our respective insurance coverage. Additionally, any claims made against us could divert the attention of our management and our surgeons from our operations, which could have a material adverse effect on our business, financial condition and results of operations.
In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We also owe certain defense and indemnity obligations to our officers and directors.
We, the Professional Associations and their surgeons maintain liability insurance in amounts that we believe are customary for the industry and appropriate in light of the risks attendant to our business. Currently, our affiliated Professional Associations maintain professional and general liability insurance that provides coverage on a claims-made basis of $2.0 million per occurrence with a retention of $25,000 per occurrence and $4.0 million in annual aggregate coverage. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella insurance policy in the aggregate of $5.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. In addition, surgeons who provide professional services in our centers are required to maintain separate malpractice coverage with similar minimum coverage limits. We also maintain a directors’ and officers’ insurance policy, which insures our directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers.
Our collective insurance coverage may not cover all claims against us. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us, our affiliated Professional Associations or surgeons were not covered by or exceeded the coverage of our insurance, our financial condition and results of operations could be adversely affected. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties.
In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:
•the collapse or insolvency of our insurance carriers;
•further increases in premiums and deductibles;
•increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; or
•an inability to obtain one or more types of insurance on acceptable terms, if at all.

The health of the economy may affect consumer purchases of discretionary services, such as cosmetic services, which could have a material adverse effect on our business, financial condition and results of operations.
Our results of operations may be materially affected by conditions in the capital and credit markets and the economy generally. We appeal to a wide demographic customer profile for cosmetic services. Uncertainty in the economy could adversely impact customer purchases of discretionary services, including cosmetic services. Factors that could affect customers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions and risks, or the public perception of risks, related to epidemics or pandemics, such as the COVID-19 pandemic. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales.
In addition, a general deterioration in economic conditions could adversely affect our commercial partners including our vendor partners as well as the real estate developers and landlords who we rely on to construct and operate locations in which our centers are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or landlords could have a material adverse effect on our business, financial condition, profitability, and cash flows.
Our revenue could decline due to changes in credit markets and decisions made by credit providers.
Historically, approximately half of our patients have financed their procedures through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our patients with financing on similar terms, and our revenue may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of patients with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide patients with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.
Our centers are sensitive to regulatory, economic and other conditions in the states and jurisdictions where they are located.
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states and jurisdictions in which we have centers. As of the date of this Annual Report on Form 10-K, we operate through our arrangements with our affiliated Professional Associations nineteen centers in Arizona, California, Colorado, Florida, Georgia, Illinois, Minnesota, Nevada, New York, North Carolina, Tennessee, Texas, Utah, Washington, and Virginia.
In addition, our centers located in California represented 24% of our revenue in 2021 and 24% of our revenue in 2020. If there were an adverse regulatory, economic or other development in any of the states and jurisdictions in which we have a higher concentration of centers there could be unanticipated adverse impacts on our business in those states and jurisdictions, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
We depend on our senior management, and we may be adversely affected if we lose any member of our senior management.
Because our senior management has been key to our growth and success, we are highly dependent on Dr. Aaron Rollins, our founder and Chief Executive Officer. We do not maintain “key man” life insurance policies on any of our officers. Competition for senior management generally, and within the cosmetic surgery and healthcare industry specifically, is intense and we may not be able to recruit and retain the personnel we need if we were to lose an existing member of senior management. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel, without adequate replacements, or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.

We rely on Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”) and the interests of our Sponsor may conflict with the interests of the Company and its other stockholders.
We have in recent years depended on our relationship with our Sponsor to help guide our business plan. Our Sponsor has significant expertise in financial matters. This expertise was available to us through the representatives our Sponsor has on our board of directors and as a result of our Management Agreement with an affiliate of our Sponsor. In connection with the completion of our IPO, the Management Agreement with an affiliate of our Sponsor terminated. Daniel Sollof and Adam Feinstein remain on our board of directors and hold contractual rights to seats on our board of directors for as long as our Sponsor maintains certain levels of ownership of our common stock. Currently, affiliates of our Sponsor beneficially own 52.7% of our common stock. Affiliates of our Sponsor may elect to reduce their ownership in our Company, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.
Additionally, our Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by our Sponsor continue to indirectly own a significant amount of our capital stock, even if such amount is less than a majority of our outstanding common stock on a fully-diluted basis, our Sponsor will continue to be able to strongly influence or effectively control our decisions.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding indebtedness.
As of December 31, 2021, total outstanding indebtedness under our senior credit facility was approximately $84.3 million, consisting of $84.3 million in senior secured term loans (the “Term Loan”) and $5.0 million revolving credit facility (the “Revolver”), of which approximately $5.0 million was undrawn (the “Term Loan and Revolving Facility”). Our leverage could have important consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under such instruments;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•limiting cash flow available for general corporate purposes, including capital expenditures and opening new centers, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;
•limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or opening new centers;
•limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally; and
•exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.
Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
Restrictive covenants in our debt instruments may adversely affect us.
Our Term Loan and Revolving Facility contain various covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:
•incur additional indebtedness;
•make certain distributions, investments and other restricted payments;
•dispose of our assets;
•grant liens on our assets;
•engage in transactions with affiliates;
•make capital expenditures in excess of agreed upon amounts
•merge, consolidate or transfer substantially all of our assets; and

•make payments to us (in the case of our restricted subsidiaries).
In addition, our Term Loan and Revolving Facility contain other and more restrictive covenants, including covenants requiring us to maintain specified financial ratios triggered in certain situations and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under our Term Loan and Revolving Facility. Upon the occurrence of an event of default under our Term Loan and Revolving Facility, the lenders could elect to declare all amounts outstanding under our Term Loan and Revolving Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, other than assets of our non-guarantor subsidiaries, as security under our Term Loan and Revolving Facility. If the lenders under our Term Loan and Revolving Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Term Loan and Revolving Facility and our other indebtedness.
We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us under our Term Loan and Revolving Facility in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the Term Loan and Revolving Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of December 31, 2021 we had approximately $5.0 million available for additional borrowings under our Revolver, all of which is permitted to be incurred under the Term Loan and Revolving Facility. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our ability to pay interest on and principal of our debt obligations principally depends upon our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or capital expenditures or seeking to raise additional capital. Our ability to restructure or refinance our debt, if at all, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, could affect our ability to satisfy our debt obligations and have a material adverse effect on our business, prospects, results of operations and financial condition.
We are a holding company with no operations of our own.
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the centers. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under our Term Loan and Revolving Facility and any of our other debt obligations. The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.
Our variable rate debt exposes us to risks associated with rising interest rates, including as a result of the phase out of LIBOR, which could adversely affect our cash flows.
As of December 31, 2021, we had borrowings under our Term Loan and Revolving Facility with variable rate debt that was indexed to the London Interbank Offered Rate (“LIBOR”). All outstanding borrowings bear interest based on either a base rate or LIBOR plus an applicable per annum margin of 4.5% (base rate) or 5.5% (LIBOR) if our total leverage ratio is equal to or greater than 2.5x and less than 4.25x. If our total leverage ratio is equal to or greater than 4.25x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 5.0% (base rate) or 6.0% (LIBOR). If our total leverage ratio is below 2.5x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 4.0% (base rate) or 5.0% (LIBOR). At December 31, 2021, the applicable per annum margins under the credit agreement were 4.0% (base rate) and 5.0% (LIBOR).
In late 2021, it was announced the LIBOR interest rates will cease publication altogether by June 30, 2023. To address the potential for LIBOR’s cessation, the Federal Reserve Board and the Federal Reserve Bank of New York (FRBNY), in coordination with multiple other regulators and large industry participants, convened the Alternative Reference Rates Committee (“ARRC”). The ARRC has identified the Secured Overnight Financing Rate (SOFR) as the preferred successor rate for LIBOR. We intend to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs. Also, increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.
Comprehensive tax reform legislation or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We may be subject to income and other taxes in the United States and foreign jurisdictions, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For instance, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 (the “CARES Act”) modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.
Proposals to change U.S. or foreign tax laws could have an adverse impact on our effective tax rate, income tax expense, and financial performance. For example, the U.S. Congress, the Organization for Economic Cooperation and Development (“OECD”), and other government agencies are considering various proposals that may affect the taxation of multinational corporations. Although we cannot predict whether or in what form these proposals may pass, changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, or other changes could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, or could increase our future tax expense.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign authorities. We regularly assess the likelihood of an adverse outcome resulting from such an examination to determine the adequacy of our provision for income taxes. Outcomes from these examinations and audits could have an adverse effect on our financial condition and results of operations.

If there is a change in accounting standards by the Financial Accounting Standards Board or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on our consolidation of total revenue derived from the Professional Associations.
Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our subsidiaries and the Professional Associations, which we manage under the MSAs but are not owned by us. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical or clinical affairs of our affiliated Professional Associations. In the event a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with our affiliated Professional Associations, we may not be permitted to continue to consolidate the total revenue of such practices.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws, Nasdaq Stock Market, and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
The COVID-19 global pandemic could negatively affect our operations, business and financial condition, and our liquidity could be negatively impacted if the United States economy remains unstable for a significant amount of time.
The COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict. It could potentially negatively impact our financial performance in 2022 and beyond. We are uncertain of the full effect COVID-19 will have on our business for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth.
We continue to take or support measures to try to slow the spread and minimize the impact of the virus on our business. As a result of local, state and federal guidelines as well as recommendations from major medical societies regarding social distancing and self-quarantines in response to the COVID-19 pandemic, we could potentially cancel or postpone a substantial percentage of the elective procedures scheduled at our centers and reduced operating hours at a significant number of our centers. The impact of the COVID-19 pandemic on our centers could vary based on the market in which the center operates. It is difficult to predict the impact of COVID-19 pandemic on our volume of procedures in the future and while governmental restrictions are continuing to ease in certain areas of the United States, other areas are experiencing a surge in COVID-19 cases and may impose, re-impose or consider the imposition of additional restrictions in response. We cannot predict the timing of the potential recapture of cancelled or postponed procedures, if any.
We could experience, supply chain disruptions, including shortages and delays, and could experience significant price increases, in equipment and medical supplies, particularly personal protective equipment or PPE. Staffing, equipment, and medical supplies shortages may also impact our ability to serve patients at our centers.
Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, could also negatively affect our patient volumes, Business closings and layoffs in the areas in which we operate may adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. If general economic conditions deteriorate or remain uncertain or diminished for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.
In addition, our results and financial condition may be adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the United States’ health care system, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow.
The foregoing potential disruptions to our business as a result of the COVID-19 pandemic (including the potential resurgences of COVID-19 and the emergence of new variants of COVID-19 in jurisdictions currently engaged in reopening) may have a material adverse effect on our business and could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to service our indebtedness.

A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our centers could adversely impact our business.
If a pandemic, epidemic or outbreak of an infectious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus known as COVID-19, or other public health crisis were to affect the areas in which we operate, our business, including our revenue, profitability and cash flows, could be adversely affected. If any of our centers were involved, or perceived to be involved, in treating patients with a highly contagious disease, or there was an outbreak of a highly contagious disease in areas in which our centers are located, our patients might cancel or defer cosmetic procedures. This could result in reduced patient volumes and operating revenue, potentially over an extended period. Further, a pandemic, epidemic or outbreak of an infectious disease might adversely impact our business by causing temporary shutdowns of our centers or diversion of patients or by causing staffing shortages in our centers. We may be unable to locate replacement supplies, and ongoing delays could require us to reduce procedure volume or cause temporary shutdowns of our centers. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the extent to which COVID-19 or other public health crisis will impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.
Our centers may be adversely impacted by weather and other factors beyond our control, and disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.
The financial results of our centers may be negatively impacted by adverse weather conditions, such as tornadoes, earthquakes and hurricanes, or other factors beyond our control, such as wildfires. These weather conditions or other factors could disrupt patient scheduling, displace our patients, employees and surgeon partners and force certain of our centers to close temporarily or for an extended period of time. In certain markets, we have a large concentration of centers that may be simultaneously affected by adverse weather condition or events beyond our control.
While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or weather related disruptions where our centers are located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
Use and storage of paper medical records increases risk of loss, destruction and could increase human error with respect to documentation and patient care.
The affiliated Professional Associations continue to rely on the use paper medical records, which are initially stored on-site at our centers. Paper records are more susceptible to human error both in terms of accurately capturing patient information, as well as with respect to misplacing or losing the same. There is no duplicate or backup copy of the paper records and in the event of a flood, fire, theft, or other adverse event, the records, and all patient information, could be lost or destroyed. Paper records do not allow for a number of the benefits of electronic medical records systems, including interoperability with other providers allowing for better coordination of care, and other features designed to improve privacy, security, accuracy and accessibility of patient records. This may create more risk for the Professional Associations, surgeons and our centers to the extent it could lead to clinical issues or breaches of patient privacy.
Our internal computer systems, or those of any of our manufacturers, other contractors, consultants, collaborators, or third party service providers may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
We use information technology systems, infrastructure, and data in many aspects of our business operations, and our ability to effectively manage our business depends significantly on the availability, reliability and capacity of these systems. We are critically dependent on the integrity, security and consistent operations of these systems. We also collect, process and store significant sensitive, personally identifiable, and/or confidential information and intellectual property, including patients’ information, private information about employees, and financial and strategic information about us and our business partners. The secure processing, maintenance and transmission of this information is critical to our operations.

Our systems (including those of our contractors, consultants, collaborators, and third-party service providers) may be subject to damage or interruption from cyber-attacks, power outages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics and natural disasters; our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we and our contractors, consultants, collaborators, and third-party service providers may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales, causing our business and reputation to suffer. Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and results of operations.
Further, our systems and facilities, and those of our contractors, consultants, collaborators, and third-party service providers, may be vulnerable to security incidents, including cyber-attacks, ransomware, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our facilities, networks, or databases, or those of our third-party vendors or business partners, they may be able to steal, publish, delete, use inappropriately, render unreadable or unusable, or modify our private and sensitive third-party information, including personally identifiable information, credit card information, and other sensitive, confidential, or proprietary information. In addition, employees may intentionally or inadvertently cause security incidents that result in unauthorized release of personally identifiable, sensitive, confidential, or proprietary information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.
Security incidents compromising the confidentiality, integrity, and availability of this information and our systems and those of our third party vendors and business partners could result from cyber-attacks, computer malware, ransomware, viruses, social engineering (including phishing attacks), supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle. As we rely on our contractors, consultants, collaborators and third-party service providers, we are exposed to security risks outside of our direct control, and our ability to monitor these third-party service providers and business partners’ data security is limited. Despite the implementation of security measures, our internal computer systems and those of our current and any other contractors, consultants, collaborators and third-party service providers, such measures may not be effective in every instance.
Cybercrime and hacking techniques are constantly evolving, and we and/or our third-party service providers may be unable to anticipate or avoid attempted or actual security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.
If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws), it could result in a material disruption of our business operations, whether due to a loss of our trade secrets or other similar disruptions.
Laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, media, and/or credit reporting agencies of certain security incidents affecting personal information. Such laws are inconsistent, and compliance in the event of a widespread security incident is complex and costly and may be difficult to implement. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover all costs and liabilities related to these incidents. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

The cost of investigating, mitigating and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. Security breaches can also give rise to claims, and the risk of such claims is increasing. For example, as discussed below, the CCPA creates a private right of action for certain data breaches. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation. The successful assertion of one or more large claims against us could adversely affect our reputation, business, financial condition, revenue, results of operations or cash flows.
Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information or systems and expose us to liability, and could adversely affect our business and our reputation.
In the ordinary course of our business, we create, receive, maintain, transmit, collect, store, use, disclose, share and process (collectively, “Process”) sensitive data, including individually identifiable health information (“IIHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with IIHI, “IIHI/PII”) relating to our employees, patients, and others. We also Process and contract with third-party service providers to Process sensitive information, including IIHI/PII, confidential information, and other proprietary business information.
We are highly dependent on information technology networks and systems, including the internet, to securely Process IIHI/PII and other sensitive data and information. Security breaches of this infrastructure, whether ours or of our third-party service providers, including physical or electronic break-ins, computer viruses, ransomware, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, could create system disruptions, shutdowns or unauthorized access, acquisition, use, disclosure or modifications of such data or information, and could cause IIHI/PII to be accessed, acquired, used, disclosed or modified without authorization, to be made publicly available, or to be further accessed, acquired, used or disclosed.
We use third-party service providers for important aspects of the Processing of employee and patient IIHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the IIHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards to address these risks; however, such policies and procedures may not adequately address certain legal requirements, certain situations that could lead to increased privacy or security risks, and certain risks related to contractors and other third-party service providers who handle this IIHI/PII and other sensitive data and information for us. The training that we provide to our workforce and measures taken to protect our systems, the systems of our contractors or third-party service providers, or more generally the IIHI/PII or other sensitive data or information that we or our contractors or third-party service providers Process may not adequately protect us from the risks associated with Processing sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of IIHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to patients, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to patients and/or employees where required by law or otherwise appropriate. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent additional attacks. Our information technology networks and systems used in our business, as well as those of our service providers, may experience an increase in attempted cyber-attacks, seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these attempts could substantially impact our platform and the privacy, security, or confidentiality of the IIHI/PII and other sensitive data and information contained therein or otherwise processed in the ordinary course of our business operations, and could ultimately harm our reputation and our business. In addition, any actual or perceived security incident or breach may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.
A security breach, security incident, or privacy violation that leads to unauthorized use, disclosure, access, acquisition, loss or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient or employee information, including IIHI/PII that we or our third-party service providers Process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for investigation, containment, remediation, mitigation, fines, penalties, settlements, notification to individuals, regulators, media, credit bureaus, and other third parties, complimentary credit monitoring, identity theft protection, training and similar services to patients and/or employees where required by law or otherwise appropriate, for measures intended to repair or replace systems or technology and to prevent future occurrences. We may also be subject to potential increases in insurance premiums, resulting in increased costs or loss of revenue.
If we or our third-party service providers are unable to prevent or mitigate security breaches, security incidents or privacy violations in the future, or if we or our third-party service providers are unable to implement satisfactory remedial measures with respect to known or future security incidents, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of patients, loss of reputation, adverse impacts on patient and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and incidents and other compromise or inappropriate access to, or acquisition or processing of, IIHI/PII or other sensitive data or information can be difficult to detect, and any delay in identifying such breaches or incidents or in providing timely notification of such incidents may lead to increased harm and increased penalties.
Any such security breach or incident or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes, and IIHI/PII or other sensitive data and information could be made inaccessible or could be compromised, used, accessed, or acquired by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, compromise, use, improper access, acquisition, disclosure or other loss of information could result in legal claims or proceedings and/or liability or penalties under laws and regulations that protect the privacy, confidentiality, or security of IIHI/PII, including, without limitation, the Federal Trade Commission Act (“FTC Act”), the California Consumer Privacy Act (“CCPA”), other state IIHI/PII privacy, security, or consumer protection laws, and state breach notification laws. Unauthorized access, loss or dissemination of IIHI/PII could also disrupt our operations, including our ability to perform our services, access, collect, process, and prepare company financial information, provide information about our current and future services and engage in other patient and clinician education and outreach efforts.
Risks Related to Intellectual Property
If we are unable to obtain and maintain patent protection of sufficient scope or at all or freedom to operate for the AirSculpt® procedure or any technology we develop, our ability to successfully commercialize any procedures we may develop may be adversely affected.
We seek to protect our position by filing patent applications in the United States related to our proprietary procedures and any products that we may develop that are important to our business.
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents or patent applications at a reasonable cost, in a timely manner, in all jurisdictions where protection may be commercially advantageous, or at all. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, consultants, contractors, collaborators, vendors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications or that we were the first to file for patent protection of such inventions.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our patent rights and, more generally, could affect the value of our patents or narrow the scope of our patents. For example, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted.
We cannot predict whether the patent applications we pursue will issue as patents or whether the claims of any issued patents will provide sufficient protection from competitors. The coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.
Additionally, our competitors or other third parties may be able to circumvent our patents by developing similar or alternative non-infringing technologies, or procedures. Our patent protection is currently limited to the United States and does not afford us protection in other countries in which we are opening new centers. These new centers may therefore face more direct competition, which may reduce the profitability of our centers outside the United States.
Third parties may also have blocking patents that could prevent us from marketing our procedures and practicing our technology. Alternatively, third parties may seek approval to market their own procedures similar to or otherwise competitive with our procedures. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable or not infringed, in which case, our competitors and other third parties may then be able to market procedures that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing procedures or technologies sufficient to achieve our business objectives.
Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.
The United States Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications will be due to the USPTO and foreign patent agencies over the lifetime of our patents and applications. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which could have a material adverse effect on our business, financial condition and results of operations.
We may become a party to intellectual property litigation or administrative proceedings or other intellectual property challenges that could be costly and could interfere with our ability to market and perform our services.
The cosmetic treatment procedure industry has been characterized by extensive intellectual property litigation, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that United States and foreign patents and pending patent applications or trademarks of third parties may be alleged to cover our technology or our procedures, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our equipment includes components that we purchase from vendors and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our technology and procedures or to use our proprietary names. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there is a risk we may develop one or more procedures or other technologies without knowledge of a pending patent application, which if such patent application issued into a patent would result in our procedures or technologies infringing such patent. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our procedures, technology, brands, proprietary names and marks, and/or business operations infringe or violate the intellectual property rights of others. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. The defense of any of these matters, even claims without merit, can be time consuming, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses, and if we settle any such claims, we may agree to make substantial payments or to redesign or cease making or using our challenged procedures or technology or to cease using our brands or proprietary names and marks. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing or misappropriating a third party’s intellectual property rights, or any indemnification granted by such vendors may not be sufficient to address any liability and costs we incur as a result of such claims. Additionally, we may be obligated to indemnify our business partners in connection with intellectual property litigation, which could further exhaust our resources.
Even if we believe a third party’s intellectual property claims are without merit, there is no assurance that a court would find in our favor, including on questions of infringement, validity, enforceability or priority of patents. The strength of our defenses relating to patent claims will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. A court of competent jurisdiction could hold that these third-party patents are valid and enforceable and have been infringed by us, which could materially and adversely affect our ability to commercialize any procedures or technology we may develop and any other procedures or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.
Further, any successful claims of intellectual property infringement or misappropriation against us may harm our business and result in injunctions preventing us from developing, manufacturing, using or selling our technology or procedures, or result in obligations to pay license fees, damages, attorney fees and court costs, which could be significant. In addition, if we are found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties.
Even if any intellectual property disputes are settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. In addition, if any license we obtain is non-exclusive, we may not be able to prevent our competitors and other third parties from using the intellectual property or technology covered by such license to compete with us. If we do not obtain necessary licenses, we may not be able to alter our procedures or redesign our equipment to avoid infringement. Any of these events could materially and adversely affect our business, financial condition and results of operations.
Similarly, interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, derivation, cancellation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from using or selling our procedures or technology or using proprietary names, which would have a significant adverse impact on our business, financial condition and results of operations.
Additionally, we may file lawsuits or initiate other proceedings to protect or enforce our patents, or other intellectual property rights and contractual restrictive covenants with our surgeons not to use the procedure outside of our centers, each of which could be expensive, time consuming and unsuccessful. Competitors may infringe our issued patents or other intellectual property, which we may not always be able to detect. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or alleging that our intellectual property is invalid or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise challenges to the validity of certain of our existing and future patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In any such lawsuit or other proceedings, a court or other administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.
The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our procedures, equipment, and other technologies (including those then under development). If our patents are found to be valid and infringed by a third party, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Any of these events could materially and adversely affect our business, financial condition and results of operations.

Even if resolved in our favor, litigation or other proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect our other proprietary rights, our business and competitive position may be harmed.
In addition to patent protection, we also rely on other proprietary rights that we seek to protect, including trade secrets, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, contractors, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets, know-how and other proprietary information will not otherwise become known. Despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Enforcing a claim that a party disclosed proprietary information in an unauthorized manner or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable.
In addition, we may in the future also be subject to claims by our former employees, surgeons, consultants or contractors asserting an ownership right in our intellectual property rights as a result of the work they performed on our behalf. Although it is our policy to require all of our employees, consultants, contractors and any other partners or collaborators who may be involved in the conception or development of intellectual property for us to execute agreements assigning such intellectual property to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to the development of our intellectual property, that the assignment of intellectual property rights under our agreements that have been executed with such parties will be self-executing, or that our agreements with such parties will be upheld in the face of a potential challenge. Such agreements could also potentially be breached in a manner for which we may not have an adequate remedy. As a result, we may lose valuable intellectual property rights, such as exclusive ownership of, and/or right to use, intellectual property that is important to our business. Any such events could have a material adverse effect on our business, financial condition and results of operations.
To the extent our intellectual property or other proprietary information protection is inadequate, we are exposed to a greater risk of direct competition. A third party could, without authorization, copy or otherwise obtain and use our procedures, equipment, or technology. Our competitors could attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our brand and business. The theft or unauthorized use or publication of our trade secrets and other confidential proprietary information could reduce the differentiation of our procedures and harm our business, the value of our investment in development could be reduced and third parties may make claims against us related to losses of their confidential or proprietary information.
Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors rightfully obtain our trade secrets or independently develop technology similar to ours or competing technologies, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.
We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We may not be able to protect our intellectual property rights throughout the world to the same extent as in the United States.
While we have applied for patent protection in the United States relating to certain of our procedures, a company may attempt to commercialize competing procedures utilizing our proprietary methods in foreign countries where we do not have any patents or patent applications and where legal recourse may be limited or unavailable. In addition, we currently own registered trademarks and trademark applications relating to our business in the United States and other markets, but other companies may own these marks in other jurisdictions. Any such third party rights may have a significant commercial impact on our ability to expand into foreign markets.
Filing, prosecuting and defending patents or trademarks on our current and future procedures in all countries throughout the world would be prohibitively expensive. In addition, we may not accurately predict all of the jurisdictions where patent or trademark protection will ultimately be desirable. If we fail to timely file a patent or trademark application in some jurisdictions, we may be precluded from doing so at a later date. The requirements for patentability and for obtaining trademark protection may differ in certain countries, particularly developing countries. The laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions, trademarks and other proprietary rights in all countries outside the United States. Competitors may use our technologies or trademarks in jurisdictions where we have not obtained patent or trademark protection to develop or market their own procedures. Our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor, or may not be sufficiently robust for, the meaningful enforcement of patents, trademarks and other intellectual property rights, which could make it difficult for us to stop the infringement or other violation of our patents, trademarks and other intellectual property rights. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents and trademarks at risk of being invalidated or interpreted narrowly and/or result in the unsuccessful prosecution of our patent or trademark applications, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, many countries, including India, China and certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.
If our trademarks and trade names are not adequately protected, that could adversely impact our ability to build name recognition in certain markets.
We rely on trademarks, service marks, trade names and brand names to distinguish our procedures and services from those of our competitors and have registered or applied to register these trademarks. Our registered or unregistered trademarks, service marks, trade names and brand names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. Additionally, we cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our procedures or services, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, which could harm our brand identity and lead to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition through our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.
Risks Related to Government Regulations
If we fail to comply with or otherwise incur liabilities under the numerous federal and state laws and regulations relating to the operation of our centers, we could incur significant penalties or other costs or be required to make significant changes to our operations.
The cosmetic treatment industry is heavily regulated and we are subject to many laws and regulations at the federal, state and local government levels in the markets in which we operate. These laws and regulations require that our centers meet various licensing, accreditation, certification and other requirements, including, but not limited to, those relating to:
•ownership and control of our centers and our arrangements with our affiliated Professional Associations;
•operating policies and procedures;
•qualification, training and supervision of medical and support persons;
•the appropriateness and adequacy of medical care, equipment, personnel, operating policies and procedures; maintenance and preservation of medical records;
•the protection and privacy of patient and other sensitive information of privacy, including, but not limited to, patient health information and credit card information;
•screening, stabilization and transfer of individuals who have emergency medical conditions and provision of emergency services;
•antitrust;
•building codes;
•workplace health and safety;
•licensure, certification and accreditation;
•fee-splitting and the corporate practice of medicine;
•handling of medication;
•confidentiality, data breach, identity theft and maintenance and protection of health-related and other personal information and medical records;
•fat removal; and
•environmental protection, health and safety.
If we fail or have failed to comply with applicable laws and regulations, we could subject ourselves to administrative, civil or criminal penalties, cease and desist orders, and loss of licenses necessary to operate.
Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, arrangements with surgeons and licensed professionals, centers, equipment, personnel, services, capital expenditure programs or operating expenses to comply with the evolving rules. Any enforcement action against us, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
In pursuing our growth strategy, we may seek to expand our presence into states in which we do not currently operate. In new geographic areas, we may encounter laws and regulations that differ from those applicable to our current operations. If we are unwilling or unable to comply with these legal requirements in a cost-effective manner, we may be unable to expand into new geographic markets or such expansion may be materially limited, which, in either case, could materially and adversely affect our ability to expand and grow the business.
A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system in the United States. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our centers, equipment, personnel, services, capital expenditure programs and operating expenses. In addition, some of the governmental and regulatory bodies that regulate us are considering or may in the future consider enhanced or new regulatory requirements. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways.
There are laws that limit the amount of fat that may be removed during the procedures we perform, and such restrictions vary depending on where the procedure is performed. If the laws were to change to materially restrict the amount of fat that may be removed during our procedures, this may limit demand for our services or the ability to continue to charge as much for the same procedures or to perform the procedures at all.
All of these possibilities, if they occurred, could detrimentally affect the way we conduct our business and manage our capital, either of which, in turn, could have a material adverse effect on our business, prospects, results of operations and financial condition.
We cannot be certain if and when international regulatory agencies will approve use of the AirSculpt® procedure in their respective jurisdictions.
We believe that our brand is important to attracting patients and high-quality surgeons. As we continue our international expansion, we cannot be certain if and when regulatory agencies outside the United States will approve use of the AirSculpt® procedure in their respective jurisdictions. Accordingly, we may need to adapt the AirSculpt® procedure to local regulatory requirements, which could produce inferior results. Moreover, altering the AirSculpt® procedure could create confusion among consumers and dilute our brand identity. If inferior results are produced or our brand identity is diluted, we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.
AirSculpt® procedures may cause or contribute to adverse medical events that we are required to report to the FDA and if we fail to do so, we could be subject to sanctions that would materially harm our business.
In connection with the AirSculpt® procedure, we currently use an FDA-approved handpiece manufactured by Euromi S.A., a Belgian company that specializes in the manufacturing and distribution of medical, dermatological and plastic surgery products, and other FDA-approved parts, such as the cannula and vacuum pump, from other manufacturers. Using FDA-approved equipment in medical procedures is the practice of medicine and does not itself require further FDA review or approval. However, FDA regulations require that we report certain information about adverse medical events if the AirSculpt® procedure has caused or contributed to those adverse events. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA could take action including criminal prosecution, the imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products, or delay in approval or clearance of future products.
If laws governing the corporate practice of medicine or fee-splitting change, we may be required to restructure some of our relationships, which may result in a significant loss of revenue and divert other resources.
Our contractual relationships with our affiliated Professional Associations and surgeons may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services and exercising control over licensed physicians or other healthcare professionals (such activities generally referred to as the “corporate practice of medicine,” or CPOM) or engaging in certain practices such as fee-splitting with such licensed professionals (i.e., sharing in a percentage of professional fees). The specific requirements, interpretation and enforcement of these laws vary significantly from state to state, and is subject to change and to evolving interpretations. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. We provide comprehensive, administrative and non-clinical Management Services to our affiliated Professional Associations in exchange for a management fee. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assess or determine that our relationships with our affiliated Professional Associations and surgeons violate state CPOM and/or fee-splitting prohibitions. If any of these events occur, we could be subject to significant fines and penalties, certain relationships with our affiliated Professional Associations and surgeons could be voided and declared unenforceable and/or we could be required to materially change the way we do business, which, could adversely affect our business, financial condition and results of operations. State CPOM and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage surgeons and other healthcare professionals from providing clinical services at our centers.
We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
Although none of our services are currently covered by any state or federal government healthcare program or other third-party payor, applicable agencies and regulators may interpret that we are nonetheless subject to various federal and state laws intended to prevent healthcare fraud and abuse, including, but not limited, to the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts and free or reduced price items and services;
•the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers. The federal False Claims Act has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed or for services that are not medically necessary. The federal False Claims Act includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims;
•HIPAA, as amended, also created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•similar state anti-kickback and false claims laws, some of which apply to items or services reimbursed by any third party payor, including commercial insurers or services paid out-of-pocket by consumers; and
•the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers.
Because of the breadth of these laws and the need to fit certain activities within one of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.
We are subject to numerous environmental, health and safety laws and regulations, and must maintain licenses or permits, and non-compliance with these laws, regulations, licenses, or permits may expose us to significant costs or liabilities.
We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions and environmental protection, including those governing the generation, storage, handling, use, transportation, and disposal of hazardous or potentially hazardous materials, including medical waste and other highly regulated substances. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental, health and safety laws and regulations are complex, occasionally change and have tended to become more stringent over time. If we violate or fail to comply with these laws, regulations, licenses, or permits, we could be fined or otherwise sanctioned by regulators. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Certain risks are inherent in providing prescription and over the counter (“OTC”) treatments, and our insurance may not be adequate to cover any claims against us.
Sellers of prescriptions and OTC treatments are exposed to risks inherent in the packaging and distribution of prescriptions and OTC treatments and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. Our medical professionals may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims may result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure you that the coverage limits under our insurance policies will be adequate to protect us against future claims or that we will be able to maintain this insurance on acceptable terms in the future. Our business, financial condition and results of operations may be adversely affected if our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission in the process of prescribing, dispensing and administering prescription and OTC treatments.
If antitrust enforcement authorities conclude that our market share in any particular market is too concentrated or that we violate antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, prospects, results of operations and financial condition.
The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission (the “FTC”). We believe we are in compliance with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.
The healthcare laws and regulation to which we are subject is constantly evolving and may change significantly in the future.
The regulation applicable to our business and to the healthcare industry generally to which we are subject is constantly in a state of flux. While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment or changes in interpretation of existing laws and regulations. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.
We are subject to rapidly changing and increasingly stringent laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could materially harm our business.
We collect, use, and disclose IIHI/PII of patients, personnel, business contacts, and others in the course of operating our business. These activities are or may become regulated by a variety of domestic and foreign laws and regulations relating to privacy, data protection, and data security, which are complex and increasingly stringent and the scope of which is constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations as new laws of this nature are proposed and adopted, and we currently, and from time to time, may not be in technical compliance with all such laws.
The Federal Trade Commission (“FTC”) has brought legal actions against organizations that have violated consumers’ privacy rights or misled them by failing to maintain security for sensitive consumer information, or caused substantial consumer injury. In many of these cases, the FTC has charged the defendants with violating Section 5 of the FTC Act, which bars unfair and deceptive acts and practices in or affecting commerce.
State statutes and regulations also protect the confidentiality, privacy, availability, integrity, security, and other Processing of IIHI/PII and vary from state to state. These laws and regulations are often ambiguous, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the California Confidentiality of Medical

Information Act (CMIA) regulates the disclosure of medical information, and applies to the IIHI we Process in the ordinary course of our Business. Violations of the CMIA can result in personal liability to the patient, the imposition of administrative fines and civil penalties, and even criminal liability. Additionally, the CCPA provides certain exceptions for some IIHI, but is still applicable to certain PII we process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. The California voters also passed, on November 3, 2020, the California Privacy Rights Act, or CPRA, which will come into effect on January 1, 2023, and will expand the rights of consumers under the CCPA and create a new enforcement agency. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to Process data and may expose us to additional expense, adverse publicity and liability. While we believe we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations, and we have implemented measures to require our third-party service providers to maintain reasonable data privacy and security measures, we cannot guarantee that these efforts will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers.
If we or these third parties are found to have violated such laws, rules or regulations, it could result in regulatory investigations, litigation awards or settlements, government imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
We also publish statements to our patients and consumers that describe how we handle and protect IIHI/PII. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results.
Further, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI DSS matters and to ensure PCI DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI DSS can subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that the PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information.
Despite our efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements discussed above. Any actual or perceived non-compliance with such requirements could result in litigation and proceedings against us by governmental entities, customers, or others, fines, civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our platform in certain jurisdictions, negative publicity and harm to our brand and reputation, changes to our business practices, and reduced overall demand for our platform. Such occurrences could have an adverse effect on our business, financial condition or results of operations.
Risks Related to Ownership of Our Common Stock
We are an “emerging growth company,” as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue are $1.07 billion or more, if we issue more than $1 billion in non-convertible debt during the previous three-year period, or if the Company qualifies as a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Although we do not expect to rely on the “controlled company” exemption, we are a “controlled company” within the meaning of the Nasdaq listing standards, and we qualify for exemptions from certain corporate governance requirements.
A “controlled company,” as defined in the Nasdaq listing standards, is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Controlled companies are not required to comply with certain Nasdaq listing standards relating to corporate governance, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Our Sponsor currently owns a majority of the voting power for the election of our directors, and thus we meet the definition of a “controlled company.” As a result, these requirements do not apply to us as long as we remain a “controlled company.”
Although we qualify as a “controlled company,” we currently do not, and we do not expect to, rely on this exemption and we currently comply with, and we expect to continue to comply with, all relevant corporate governance requirements under the Nasdaq listing standards. However, if we were to utilize some or all of these exemptions, you may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq listing standards that relate to corporate governance.
Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
The stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report on Form 10-K and others such as:
•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•speculation in the press or investment community;
•changes in accounting principles;
•geopolitical conditions such as acts of terrorism, military or armed conflicts, such as the Russian invasion of Ukraine, or global pandemics;
•natural disasters and other calamities; and
•changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.
There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.
As of March 1, 2022, there are 55,640,154 shares of common stock outstanding. Such shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of March 1, 2022, approximately 77.9% of our outstanding common stock is held by investment funds affiliated with our Sponsor and members of our management and employees.
Each of our directors and executive officers and substantially all of our equity holders (including affiliates of our Sponsor) have entered into a lock-up agreement with Morgan Stanley & Co. LLC, Piper Sandler & Co., and SVB Leerink LLC, as representatives on behalf of the underwriters, which regulates their sales of our common stock for a period of 180 days after the date of the prospectus filed in connection with our IPO, subject to certain exceptions and automatic extensions in certain circumstances.
Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.
Subject to the restrictions in the lock-up agreements entered into in connection with our IPO, and subject to certain exceptions, holders of shares of our common stock may require us to register their shares for resale under the federal securities laws and holders of additional shares of our common stock would be entitled to have their shares included in any such registration statement, all subject to reduction upon the request of the underwriter of the closing of this offering, if any. Registration of those shares would allow the holders to immediately resell their shares in the public market. Any such sales or anticipation thereof could cause the market price of our common stock to decline.
Future issuances of capital stock may dilute your percentage ownership in us, which could reduce your influence over matters on which stockholders vote.
Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued voting preferred stock. Issuances of common stock or preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
Certain of our directors and executive officers hold a substantial portion of our common stock, which may lead to conflicts of interest with other stockholders over corporate transactions and other corporate matters.
Certain of our directors and executive officers beneficially own a substantial portion of our outstanding common stock. This concentration of ownership may not be in the best interests of our other stockholders. These stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.
Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.
Our amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions in our charter documents include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•the required approval of at least 66 2∕3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of at least 66 2∕3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than affiliates of our Sponsor.
In addition, our board of directors has the right to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval that could be used to dilute the ownership of a potential hostile acquiror.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees or the underwriters of any offering giving rise to such claim.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for the following types of actions, suits or proceedings (“Proceedings”):
•any derivative Proceeding brought on our behalf;
•any Proceeding asserting a claim of a breach of fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders;
•any Proceeding arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (in each case, as may be amended from time to time) or as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware;
•any Proceeding seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any Proceeding asserting a claim against us or any of our current or former directors, officers, other employees or stockholders governed by the internal-affairs doctrine.
In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. Additionally, our amended and restated certificate of incorporation provides that any person or entity holding, owning, purchasing or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to these provisions.

For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such Proceeding, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, these choice of forum provisions may limit a stockholder’s ability to bring a Proceeding in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders. Further, these choice of forum provisions may increase the costs for a stockholder to bring such a Proceeding and may discourage them from doing so.
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a Proceeding in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such Proceeding in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
As a result of becoming a public company, we are obligated to report on the effectiveness of our internal controls over financial reporting. These internal controls may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in the risk factor “We are an “emerging growth company,” as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors,” we will also be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” under the JOBS Act.
As a public company, we are subject to the reporting requirements of the Exchange Act, Nasdaq-related reporting requirements, and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to commit significant resources, hire additional staff and provide additional management oversight. We have been, and will continue to be, implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Operating as a public company makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.
Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation, which could have a material adverse effect on our financial condition and results of operations.
As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See the risk factor “We are an “emerging growth company,” as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors” for additional information on when we may cease to be an emerging growth company. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our Company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. Additionally, our limited operating history makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•the continued market acceptance of, and the growth of the body contouring market;
•our ability to maintain and attract new customers;
•our development and improvement of the quality of the AirSculpt® experience, including, improving our proprietary AirSculpt® technology and innovating new procedures;
•any change in the competitive landscape of our market;
•pricing pressure as a result of competition or otherwise;
•delays or disruptions in our supply of handpieces;

•errors in our forecasting of the demand for our services, which could lead to lower revenue or increased costs, or both;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our footprint and to remain competitive;
•the ability to maintain and open new centers;
•successful expansion into international markets;
•constraints on the availability of consumer financing or increased down payment requirements to finance our procedures;
•system failures or breaches of security or privacy;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, including with respect to healthcare regulation, privacy, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.
Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.
The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our common stock could fall substantially and we could face costly lawsuits, including securities class action suits.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Miami Beach, Florida, where we occupy approximately 1,310 rentable square feet under a lease that expires in October 2023. However, we have signed a lease for a new space in Miami Beach, Florida, where we will occupy approximately 3,714 rentable square feet and Nashville, TN where we will occupy approximately 3,332 square feet. We use these locations primarily for sales and marketing, information technology, social media content management, research and development, supply chain and logistics, finance, human resources, and editing related to AirSculpt® TV.

In addition to our corporate headquarters, as of the date of this Annual Report on Form 10-K, we operate nineteen centers* from which we offer AirSculpt® procedures.

State	City	Number of Procedure Rooms
Arizona	Scottsdale	1
California	Beverly Hills	2
California	Sacramento	2
California	San Diego	2
Colorado	Denver	2
Florida	Orlando	2
Florida	Miami	2
Georgia	Atlanta	2
Illinois	Chicago	1
Minnesota	Minneapolis	2
New York	New York	2
North Carolina	Charlotte	2
Tennessee	Nashville	2
Texas	Dallas	1
Texas	Houston	1
Nevada	Las Vegas	2
Utah	Salt Lake City	2
Washington	Seattle	2
Virginia	Vienna	2
__________
*    Leases have been signed with facilities in Toronto, Boston, and Philadelphia, but it is not yet known when these facilities will open for business.
We intend to procure additional space as we hire additional employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Shares are traded on the Nasdaq Stock Market under the symbol “AIRS.”
Dividends
We have not and do not currently intend to, pay any dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our board of directors deems relevant.
Holders of Record
As of March 1, 2022, there were 55,640,154 issued and outstanding shares of common stock held by 17 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose shares of common stock are held in the names of various security brokers, dealers, and registered clearing agencies.
Equity Compensation Plans Information
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Use of Proceeds
On October 28, 2021, our Registration Statement on Form S-1, as amended (Reg. No. 333-260067), was declared effective by the SEC in connection with our IPO pursuant to which we and selling stockholders registered and sold an aggregate of 8,050,000 shares of our common stock (including 1,050,000 shares sold pursuant to the underwriters' option to purchase additional shares) at a price of $11.00 per share. Morgan Stanley & Co. LLC, Piper Sandler & Co., and SVB Leerink LLC acted as representatives in the offering. The offering commenced on October 28, 2021 and closed on November 2, 2021, resulting in net proceeds to us of $13.5 million after deducting underwriters' discounts and commissions.
The net proceeds to us from the IPO were used to fund our growth strategy of opening new de novo facilities and adding procedure rooms to existing facilities. There has been no material change in the planned use of proceeds from our IPO as described in the section titled “Use of Proceeds” in the prospectus.
Item 6. Reserved
This item has been removed and reserved pursuant to SEC order.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Elite Body Sculpture,” “we,” “us” and “our” refer to, (i) EBS Intermediate Parent LLC and its consolidated subsidiaries and the Professional Associations immediately prior to the Reorganization (as defined in the prospectus filed in connection with our IPO) and the consummation of our IPO and (ii) AirSculpt Technologies, Inc. and its consolidated subsidiaries, including EBS Intermediate Parent LLC, and the Professional Associations immediately following the Reorganization and the consummation of our IPO. Further, references in this form 10-K to "our board of directors" refer to, (i) the Board of Managers of EBS Parent LLC immediately prior to the Reorganization and the consummation of our IPO and (ii) the Board of Directors of AirSculpt Technologies, Inc. immediately following the Reorganization and the consummation of our IPO.
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors, including the following:
Our Ability to Attract New Patients
The decision to undergo an AirSculpt® procedure is driven by patient demand, which may be influenced by a number of factors, such as:
•general consumer confidence, which may be impacted by economic and political conditions;
•individual levels of disposable income to pay for our procedures and the continued availability of financing for our patients;
•the cost, safety and efficacy of AirSculpt® relative to other aesthetic products and alternative treatments;
•the success of our sales and marketing programs;
•the perceived advantages or disadvantages of AirSculpt® compared to other aesthetic products and treatments;
•the extent to which our AirSculpt® procedure satisfies patient expectations;
•our ability to properly train our surgeons in performing AirSculpt® procedures such that our patients do not experience excessive discomfort during treatment or adverse side effects; and
•consumer sentiment about the benefits and risks of aesthetic procedures generally and AirSculpt® in particular.
Our Ability to Successfully Expand our Footprint
Our growth strategy depends, in large part, on growing and expanding our operations, both in existing and new geographic regions, particularly in densely populated and affluent metropolitan and suburban regions, and operating our new centers successfully.
Our ability to successfully open and operate new centers depends on many factors, including, among others, our ability to:
•recruit qualified surgeons for our new centers;
•address regulatory, competitive, marketing, and other challenges encountered in connection with expansion into new markets;
•hire, train and retain surgeons and other personnel;
•maintain adequate information system and other operational system capabilities;
•successfully integrate new centers into our existing management structure and operations, including information system integration;
•negotiate acceptable lease terms at suitable locations;

•source sufficient levels of medical supplies at acceptable costs;
•obtain and maintain necessary permits and licenses;
•construct and open our centers on a timely basis;
•generate sufficient levels of cash or obtain financing on acceptable terms to support our expansion;
•achieve and maintain brand awareness in new and existing markets; and
•identify and satisfy the needs and preferences of our patients.
Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new centers in a timely and cost-effective manner.
In addition, there can be no assurance that newly-opened centers will achieve net sales or profitability levels comparable to those of our existing centers in the time periods estimated by us, or at all.
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:
Twelve months ended December 31, 2021, 2020 and 2019
•Cases performed were 11,050, 5,885 and 3,865 in 2021, 2020 and 2019, respectively;
•Revenue per case was $12,065, $10,665 and $10,669 in 2021, 2020 and 2019, respectively;
•Same-center information;
◦Same-center revenue per case increased 12.1% and (0.6)% in 2021 and 2020, respectively;
◦Same-center volume increased 55.5% and 9.8% in 2021 and 2020, respectively;
•Net income (loss) was $10.6 million, $7.6 million and $(2.2) million in 2021, 2020 and 2019, respectively;
•Adjusted EBITDA was $46.1 million, $17.5 million and $7.3 million in 2021, 2020 and 2019, respectively; and
•Adjusted EBITDA Margin was 34.6%, 27.9% and 17.8% in 2021, 2020 and 2019, respectively.
Cases Performed and Revenue per Case
Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit; notwithstanding that, a patient may incur multiple procedures during one visit. We believe this provides the best approach for assessing our revenue performance and trends.
Total Case and Revenue Metrics

	Fiscal Year Ended December 31,
	2021	2020	2019
Cases	11,050	5,885	3,865
Case growth	87.8%	52.3%	N/A
Revenue per case	$12,065	$10,665	$10,669
Revenue per case growth	13.1%	0.0%	N/A
Number of total facilities	18	14	10
Number of total procedure rooms	32	23	16

Same-Center Case and Revenue Metrics
Same-Center Information
For the years ended December 31, 2021 and 2020, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2020. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2020.

	Fiscal Year Ended December 31,
	2021	2020
Cases	8,851	5,692
Case growth	55.5%	N/A
Revenue per case	$11,917	$10,630
Revenue per case growth	12.1%	N/A
Number of total facilities	11	11
Number of total procedure rooms	19	19
For the years ended December 31, 2020 and 2019, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2019. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2019.

	Fiscal Year Ended December 31,
	2020	2019
Cases	4,074	3,712
Case growth	9.8%	N/A
Revenue per case	$10,603	$10,669
Revenue per case growth	(0.6)%	N/A
Number of total facilities	7	7
Number of total procedure rooms	10	10
Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin
We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”), however, management believes the evaluation of our ongoing operating results may be enhanced by a presentation of Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures.
We define Adjusted EBITDA as net income (loss) excluding loss on debt modification, IPO related costs, sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance, equity-based compensation, depreciation and amortization, interest expense, net and income tax expense.
We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not include results from equity-based compensation and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments.
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. We include Adjusted EBITDA Margin because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), the most directly comparable GAAP financial measure:

	Fiscal Year Ended December 31,
($ in thousands)	2021	2020	2019
Net income (loss)	$10,551	$7,577	$(2,212)
Plus
Sponsor management fee[1]	1,636	500	500
Equity-based compensation	7,185	325	341
Loss on debt modification	682	—	—
IPO related costs	11,837	—	—
Pre-opening de novo and relocation costs	1,556	879	391
Restructuring and related severance costs	850	115	482
Depreciation and amortization	6,597	5,641	4,960
Interest expense, net	4,888	2,456	2,875
Income tax expense	329	—	—
Adjusted EBITDA	$46,111	$17,493	$7,337
Adjusted EBITDA Margin	34.6%	27.9%	17.8%
1: Sponsor management fee for the fiscal year ended December 31, 2021 includes a $1.0 million fee related to the termination of the related management and advisory services agreement. See “Note 10 - Related Party Transactions” for further discussion.
Impact of COVID-19
The COVID-19 global pandemic has significantly affected our centers, employees, customers, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted our financial performance for the year ended December 31, 2020. Our facilities were shutdown for two to three months during 2020. Our operating structure allows for some flexibility in the cost structure according to the volume of cases performed, including much of our cost of services. As a result of this flexibility and the return of volumes in the second half of 2020, we did not request or receive any proceeds from the CARES Act and other governmental assistance programs. Other than the temporary decrease in revenue and cost of service, we did not incur any significant costs attributable to the pandemic.

We have not experienced any facility shutdowns during 2021. However, we continue to monitor the current COVID-19 situation in each market we perform procedures and will react accordingly should events require us to temporarily close.
Our Operating Structure
The Company owns and operates non-clinical assets and provides Management Services, through its wholly-owned subsidiaries, to our affiliated Professional Associations located across the United States under the MSAs. The Management Services provide for the administration of the non-clinical aspects of the medical operations and include, but are not limited to, financial, administrative, technical, marketing and personnel services. We do not practice medicine. The Professional Associations, which are all owned by licensed surgeons, are responsible for all clinical aspects of the medical operations that take place in each of our centers.
Our consolidated financial statements present the results of operations and financial position of the Company, its wholly-owned subsidiaries and each of the Professional Associations that we manage under the MSAs.
Even though we do not have voting control over the Professional Associations, we have a long-term and unilateral controlling financial interest over such Professional Associations’ assets and operations under the MSAs. As a result, GAAP require us to consolidate the results of the Professional Associations into our financial statements. All of our revenue is earned from services provided by the Professional Associations we manage. See “Critical Accounting Policies and Estimates—Principles of Consolidation.”

Components of Results of Operations
Revenue
Our revenue is generated from our patented AirSculpt® procedures performed on our patients. We are 100% self-pay and do not accept payments from the U.S. federal government or payer organizations. We assist patients, as needed, by providing third-party financing options to pay for procedures. We have arrangements with various financing companies to facilitate this option. There is a financing transaction fee based on a set percentage of the amount financed and we recognize revenue based on the expected transaction price which is reduced for financing fees.
Our policy is to require full payment for services in advance of performing a procedure. Payments received for which services have yet to been performed for all reported periods are included in deferred revenue and patient deposits on our balance sheets.
Cost of Service (excluding depreciation and amortization)
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to our physicians and clinical staff, medical supply costs, and facility-related rent expense.
Operating Expense
Selling, General and Administrative
Selling, general and administrative consists of marketing and advertising expenses we incur to market our patented AirSculpt® procedures to potential patients and general and administrative costs, including rent for our corporate offices.
Selling Expenses
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Our advertising costs include both national and site-based advertising used to generate greater awareness and engagement among our current and potential patients. Our advertising costs include social media, digital marketing and traditional advertising. Selling costs include salaries and commissions for employees engaged in marketing and sales. We define our customer acquisition costs as the total selling expenses per case.
We generally expect our selling costs to increase as we continue to grow our brand and expand our national footprint. We evaluate our selling expense as compared to growth in our sales volume and will invest accordingly to the extent we believe we can increase our growth without materially negatively impacting our Adjusted EBITDA Margins.
General and Administrative
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service and the salaries and commissions of sales and marketing employees), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. We expect our general and administrative expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will continue to incur as a public company. We also expect increases from other costs associated with continuing to grow our business. As we continue to expand the number of centers and procedures rooms, we anticipate general and administrative expenses to decrease as a percentage of revenue over time.
Interest Expense
Interest expense, net consists primarily of interest costs on our outstanding borrowings under our debt. We expect this amount to increase as a result of our recent amendment to our credit agreement in May 2021, which increased our long-term debt balance by approximately $52.0 million to approximately $85.0 million.

Results of Operations
The following tables summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The tables also show the percentage relationship to revenue for the periods indicated:

	Fiscal Year Ended December 31,
	2021		2020		2019
($ in thousands)	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenue	$133,315	100.0%	$62,766	100.0%	$41,236	100.0%
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	44,536	33.4%	23,471	37.4%	15,488	37.6%
Selling, general and administrative	65,732	49.3%	23,621	37.6%	20,125	48.8%
Loss on debt modification	682	0.5%	—	—%	—	0.0%
Depreciation and amortization	6,597	4.9%	5,641	9.0%	4,960	12.0%
Total operating expenses	117,547	88.2%	52,733	84.0%	40,573	98.4%
Income from operations	15,768	11.8%	10,033	16.0%	663	1.6%
Interest expense, net	4,888	3.7%	2,456	3.9%	2,875	7.0%
Pre-tax net income (loss)	10,880	8.2%	7,577	12.1%	(2,212)	(5.4%)
Income tax expense	329	0.2%	—	—%	—	0.0%
Net income (loss)	$10,551	7.9%	$7,577	12.1%	$(2,212)	(5.4%)
Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020
Overview—Our financial results for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 reflect the addition of four de novo centers which increased our procedure rooms by eight. In addition, we expanded one of our existing facilities from one to two procedure rooms.

Revenue—Our revenue increased $70.5 million, or 112.4%, compared to the same period in 2020. The increase is the result of adding four de novo centers and adding a procedure room to an existing facility which expanded our footprint from 14 centers to 18 centers.

Our revenue increase was also driven by our same-center case and revenue per case growth of 55.5% and 12.1%, respectively, for the twelve months ended December 31, 2021 as compared to the same period in 2020. This increase was primarily due to continued growth at our existing centers as we continue to increase our social media and marketing capabilities to drive our brand awareness and increase consumer acceptance for our procedures. Further, during the twelve months ended December 31, 2020, our facilities were shut down for two to three months as a result of the COVID-19 pandemic.

Cost of Services—Our cost of services increased $21.1 million, or 89.7%, compared to the twelve months ended December 31, 2020. This increase is primarily attributable to our increase in revenue related to our de novo centers and our same-center case and revenue per case growth. The increase in our cost of service also relates to the increase in our same center volumes and revenue. Cost of service was 33.4% and 37.4% as a percentage of revenue for the twelve months ended December 31, 2021 and 2020, respectively. This decrease is due to leveraging certain fixed costs, such as rent at our facilities, as well as improved efficiencies with our clinical staff.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $42.1 million, or 178.3%, for the twelve months ended December 31, 2021 compared to the same period in 2020. This increase is related to cost incurred with our IPO of $11.8 million and an increase in equity-based compensation of $6.9 million primarily related to awards granted in connection with our IPO. We also incurred additional expenses related to marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue was 49.3% and 37.6% for the twelve months ended December 31, 2021 and 2020, respectively. This increase is tied to the previously mentioned cost incurred with the IPO, increase in equity-based compensation and growth in our infrastructure supporting our centers. We expect this percentage to decrease over time as we expand our national footprint, however, we do expect additional absolute dollar increases as we expand our footprint and related support services. Additionally, we expect our selling, general and administrative expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company.

Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $21.0 million and $9.5 million for the twelve months ended December 31, 2021 and 2020, respectively. Our customer acquisition costs were approximately $1,902 and $1,619 per customer in 2021 and 2020, respectively. We intend to continue investing in our sales and marketing capabilities and expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our investments.

General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $44.7 million and $14.1 million for the twelve months ended December 31, 2021 and 2020, respectively. We expect our general and administrative expenses to increase over time in absolute dollars following the closing of our IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company. General and administrative includes our sponsor management fees of $1.6 million and $0.5 million for the twelve months ended December 31, 2021 and 2020, respectively. The twelve months ended December 31, 2021 includes a one-time $1.0 million termination fee related to our sponsor management and advisory agreement.

Loss on Debt Modification—We recognized a $0.7 million loss related to amending our existing credit agreement in May 2021, adding an incremental $52.0 million of senior secured term loans.

Depreciation and Amortization—Depreciation and amortization increased to approximately $6.6 million for the twelve months ended December 31, 2021 compared to $5.6 million for the same period in 2020. This increase is the result of opening four de novo centers and expanding an existing facility by one procedure room during the 12 months ended December 31, 2021 and having a full twelve months of depreciation in 2021 for facilities opened during the 2020 period.

Interest Expense, Net—Interest expense increased to $4.9 million from $2.5 million for the twelve months ended December 31, 2021 and 2020, respectively. The increase is the result of adding an incremental $52.0 million of senior secured term loans in May 2021.

Income Tax Expense—As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our effective tax rate is 3.0% and 0% for the twelve months ended December 31, 2021 and 2020, respectively. We expect our effective tax rate to increase in the future as we will be a C corporation for the full financial periods presented.
Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019
Overview—Our financial results for the fiscal year ended December 31, 2020 compared to fiscal year ended December 31, 2019 reflect the addition of four centers which increased our procedure rooms by seven. Additionally, our 2020 results were negatively impacted by the COVID-19 pandemic. Beginning in March 2020, our revenue and operations were negatively affected. As a result of federal, state, and local guidelines, we cancelled or postponed most procedures scheduled at our facilities during the second half of March 2020 and much of the second quarter of 2020. As a result, case volumes and revenue and cost of services across most of our centers were significantly impacted in the second quarter of 2020.
Revenue—Our revenue increased $21.5 million, or 52.2%, compared to 2019. The increase is the result of adding four de novo centers which expanded our footprint from 10 centers to 14 centers and our number of procedure rooms from 16 to 23 as of December 31, 2020. Additionally, the increase was due in part to three centers opened during 2019 but subsequent to January 1, 2019. Revenue also increased due to our same-center case volume increase to 4,074 cases from 3,712 cases for 2020 compared to 2019.
The increases in revenue was negatively impacted by the COVID-19 pandemic due to decreased case volume primarily in the second quarter of 2020.
Cost of Services—Our cost of services increased $8.0 million, or 51.5%, compared to 2019. This increase is primarily attributable to opening four de novo centers. Additionally, the increase was due in part from three centers opened during

2019 but subsequent to January 1, 2019. Cost of services also increased due to our same-center volume to 4,074 from 3,712 for 2020 compared to 2019.
The increase in our cost of services was offset by reduced cost during the second quarter of 2020 due to the COVID-19 pandemic as we were able to manage our surgeon costs to match our lower volumes.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $3.5 million, or 17.4%, compared to 2019. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing superior support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers.
Selling, general and administrative expenses as a percent of revenue was 37.6% and 48.8% for the 2020 and 2019, respectively. This decrease is related to leveraging certain existing costs which are mostly fixed in nature. We expect this percentage to continue to decrease over time as we expand our national footprint, however, we do expect additional increases as we expand our footprint and related support services. Additionally, we expect our selling, general and administrative expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will continue to incur as a public company.
Depreciation and Amortization—Depreciation and amortization increased to approximately $5.6 million for 2020 compared to $5.0 million for 2019. This increase is the result of opening four de novo centers during 2020 plus three centers opened during 2019 but subsequent to January 1, 2019.
Interest Expense, Net—Interest expense decreased to $2.5 million from $2.9 million for the fiscal year ended December 31, 2020 and 2019, respectively. The decrease is primarily a result of decreases in the LIBOR rate during 2020 compared to 2019.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility. Our primary cash needs are for payroll, marketing and advertisements, rent, capital expenditures associated with adding procedure rooms to existing locations and opening de novo locations, as well as information technology and infrastructure, including our corporate office. We believe that cash expected to be generated from operations and the availability of borrowings under the revolving credit facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures relating to the opening of de novo centers, and payments due under our existing credit facilities for at least the next 12 months.
As of December 31, 2021, we had $25.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of December 31, 2021.
As of December 31, 2020, we had $10.4 million in cash and cash equivalents and $5.0 million of additional availability under our revolving credit facility, which represents the full available amount under the revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2020.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Fiscal Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash Flows Provided By (Used For):
Operating activities	$26,633	$13,957	$4,938
Investing activities	(7,116)	(3,689)	(4,439)
Financing activities	(4,549)	(5,017)	(783)
Net increase (decrease) in cash and cash equivalents	14,968	5,251	(284)
In May 2021, we amended our existing credit agreement by adding an incremental $52.0 million of senior secured term loans. We used the proceeds from these borrowings plus approximately $10.0 million of cash from our balance sheet to pay $59.7 million of distributions to our member.

Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the twelve months ended December 31, 2021, our operating cash flow increased by $12.7 million compared to the same period in 2020. This increase is primarily driven by improved income from operations related to opening four new centers in the 12 months ended December 31, 2021 and an increase in same store volumes which were impacted by the COVID-19 pandemic in the second quarter of 2020. At December 31, 2021, we had working capital of $13.0 million compared to $2.1 million at December 31, 2020.
For the twelve months ended December 31, 2020, our operating cash flow increased by $9.0 million compared to the same period in 2019. This increase is primarily driven by improved income from operations related to opening four new centers in the 12 months ended December 31, 2020 and an increase in same store volumes. At December 31, 2020, we had working capital of $2.1 million compared to $(1.8) million at December 31, 2019.
Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2021 and 2020 was $7.1 million and $3.7 million, respectively. These expenditures were used to open new de novo centers. We also added one procedure room to an existing facility during the fiscal year 2021.
The increase in investing activities during the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020 was primarily attributable to the impact of COVID-19 limiting our ability to fully execute our de novo center growth strategy during 2020.
Net cash used in investing activities during the year ended December 31, 2020 and 2019 was $3.7 million and $4.4 million, respectively which was primarily to fund capital expenditures to open de novo centers.
The decrease in investing activities during the fiscal year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to the impact of COVID-19 limiting our ability to fully execute our de novo center growth strategy.
Financing Activities
Net cash used in financing activities during the twelve months ended December 31, 2021 was $4.5 million. During the twelve months ended December 31, 2021, we received cash of $49.6 million, net of fees, from amending our existing credit agreement, adding an incremental $52.0 million in senior secured term loans. We used the proceeds from these borrowings plus approximately $10.0 million of cash from our balance sheet to pay $59.7 million of distributions to our member. We had further distributions to our member during the twelve months ended December 31, 2021 of $7.2 million and made scheduled principal payments on our debt of $0.8 million.
During the twelve months ended December 31, 2021, we received proceeds from our IPO of $13.5 million, net of issuance costs of $10.4 million.
Net cash used in financing activities during the year ended December 31, 2020 was $5.0 million. During 2020, we made distributions to our member of $4.6 million. In May 2020, we borrowed $2.5 million on our revolving credit facility. We used the proceeds along with cash from operations to maintain cash liquidity during the COVID-19 pandemic. Due to stronger than expected volumes returning that favorably impacted our cash position, we repaid $2.5 million on our revolving credit facility in December 2020. Additionally, we made our scheduled $0.1 million quarterly principal payments during 2020 for a total of $0.4 million for the full year.
Net cash used in financing activities during the year ended December 31, 2019 was $0.8 million. During 2019, we made distributions to our member of $0.3 million. We also made principal payments during 2019 for a total of $0.5 million for the full year.

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2021:

	Payments due by Period
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt – principal	$84,262	$850	$83,412	$—	$—
Interest expense(1)	8,784	5,030	3,754	—	—
Operating lease agreements	22,547	3,858	7,604	7,182	3,903
Total	$22,640	$3,864	$7,691	$7,182	$3,903
___________
(1)Amounts in the table reflect the contractually required interest payable pursuant to borrowings under our debt related to our Credit Agreement. Interest payments in the table above were calculated using an interest rate of 6.0% for the debt which was the average interest rate applicable to the borrowing as of December 31, 2021.
Long-term Debt
The carrying value of our total indebtedness was $82.6 million, $32.5 million and $32.7 million, which includes unamortized deferred financing costs, issuance discount and premium of $1.7 million, $0.6 million and $0.8 million, as of December 31, 2021, 2020 and 2019, respectively.
Term Loan and Revolving Credit Agreement

In October 2018, we entered into our credit agreement with First Eagle Alternative Capital (formerly known as THL Corporate Finance). Under the terms of the credit agreement, we obtained a $34.0 million term loan and a $5.0 million revolving credit facility. Principal payments on the term loan commenced in January 2019 and are paid quarterly in the initial amount of $100,000, which increased to $212,500 subsequent to the May 2021 amendment, through the maturity date on October 2, 2023 when all remaining unpaid principal shall be due. The term loan is presented as long-term debt, net of debt issuance costs.
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

Under the credit agreement, we are obligated to make interest payments on the last day of each month. All outstanding loans bear interest based on either a base rate or LIBOR (in all cases, the LIBOR component has a floor of 1%) plus an applicable per annum margin of 4.5% (base rate) or 5.5% (LIBOR) if our total leverage ratio, as defined in the credit agreement, is equal to or greater than 2.5x and less than 4.25x. If our total leverage ratio is equal to or greater than 4.25x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 5.0% (base rate) or 6.0% (LIBOR). If our total leverage ratio is below 2.5x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 4.0% (base rate) or 5.0% (LIBOR). At December 31, 2021, the applicable per annum margins under the credit agreement were 4.0% (base rate) and 5.0% (LIBOR). Additionally, we are required to pay an unused credit facility fee equal to 0.5% per annum on the unused amount of the revolving line of credit.

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

On October 25, 2021, we amended certain provisions in our credit agreement related to the IPO. The amendment revises certain definitions and covenant requirements but does not change the timing or amount of principal payments or interest due under the agreement. We did not make any payments on our debt with the IPO proceeds received during the period.

We were in compliance with all covenants and had no letters of credit outstanding as of December 31, 2021, 2020 and 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.
Seasonality
Our business experiences limited seasonality.
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
Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities, if applicable, in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in greater detail in Note 1—“Organization and Summary of Key Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements. In addition, refer to Note 1—“Organization and Summary of Key Accounting Policies,” in our consolidated financial statements for a summary of recent and pending accounting standards.
Revenue Recognition
We have adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps:
i.Identify the contract(s) with a customer;
ii.Identify the performance obligations in the contract;
iii.Determine the transaction price;
iv.Allocate the transaction price to the performance obligations in the contract; and

v.Recognize revenue as the entity satisfies a performance obligation.
Our revenue consists primarily of revenue earned for the provision of the Company’s patented AirSculpt® procedures. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are delivery of specialty, minimally invasive liposuction services.
Revenue for services is recognized over time as the service is delivered, typically over a single day. Payment is typically rendered in advance of the service. Customer contracts generally do not include more than one performance obligation.
Our policy is to require payment for services in advance of performing any procedure. Payments received for which services have yet to been performed were $2.8 million as of December 31, 2021 and $3.2 million as of December 31, 2020, respectively and are included in deferred revenue and patient deposits on our balance sheets.
Variable Interest Entities
Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting. Therefore, we mainly operate by maintaining MSAs with our affiliated Professional Associations, which are owned, directly or indirectly, and operated by a licensed surgeon, and which contract with individual surgeons to provide medical services. Under the MSAs, we provide and perform non-medical Management Services for which we are paid a management fee by each Professional Association. See “Business—Surgeon Practice Structure—Management Services Agreements.”
The surgeons contracted by the Professional Associations are exclusively in control of, and responsible for, all aspects of the practice of medicine. Each surgeon owner of a Professional Association (each a “Surgeon Owner,” and collectively, the “Surgeon Owners”) is also party to a continuity agreement (each, a “Continuity Agreement,” and collectively, the “Continuity Agreements”), which (i) prohibits the applicable surgeons from freely transferring or selling their interests in the Professional Associations, (ii) provides for the ability to add a second surgeon equity holder to help ensure continuity of the Professional Association, and (iii) provides for the automatic transfer of ownership upon the occurrence of certain events, save that, due to limitations under New York law, there is no Continuity Agreement in place with respect to the New York Professional Association. See “Business—Surgeon Practice Structure—Continuity Agreements.”
In accordance with relevant accounting guidance, each of these Professional Associations is determined to be a variable interest entity. Elite Body Sculpture has the ability, through the Management Services and (with the exception of New York) Continuity Agreements to direct the activities (excluding clinical decisions) that most significantly affect the Professional Associations’ economic performance. Accordingly, we are the primary beneficiary of the Professional Associations, and, in accordance with GAAP, we consolidate the Professional Associations into our financial statements. All management fee revenue and related expenses are eliminated in consolidation, and all of the revenue reflected in our financial statements is revenue from services provided by the affiliated Professional Associations to patients.
Goodwill and intangible assets
Indefinite-lived, non-amortizing intangible assets include goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is not amortized and are evaluated annually for impairment or sooner if factors occur that would trigger an impairment review. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance.
Definite-lived, amortizing intangible assets primarily consist of trademarks and tradenames, patents and other intellectual property. We amortize definite-lived identifiable intangible assets on a straight-line basis over their estimated useful life of 15 years.
Impairment of goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but evaluated for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that the value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant adverse changes in the business climate, unanticipated competition, a loss of key personnel, or the strategy for our overall business, significant industry or economic trends, or significant underperformance relevant to expected historical or projected future results of operations.
Goodwill is assessed for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we were to believe our fair value was more likely lower than our carrying value, then we are required to perform a quantitative analysis.
The quantitative analysis involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its book value, then the carrying amount of the goodwill is reduced by recording an impairment loss in an amount equal to the excess. We review goodwill for impairment annually in the month of October.
We performed our annual review of goodwill impairment in October 2021 and 2020 using a qualitative analysis and determined that a quantitative analysis was not required. There were no triggering events during the twelve months ended December 31, 2021 and 2020.
Equity-Based Compensation
We recognize equity-based compensation expense for employees and non-employees based on the grant-date fair value of awards over the applicable service period. See “Note 6 - Equity-based Compensation” for further discussion of the awards outstanding. The grant date fair value of awards that contain market-based conditions are estimated using a Monte Carlo simulation model.
Determining the fair value of market-based awards requires judgment. The assumptions used in a Monte Carlo simulation model requires the input of subjective assumptions and are as follows:
•Expected volatility—Expected volatility is based on historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the market-based PSU awards.
•Expected term—The term is estimated in consideration of the time period expected to achieve the market condition.
•Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the market-based PSU awards.
•Expected dividend yield—The dividend yield is based on the current expectations of dividend payouts. The Company does not anticipate paying any cash dividends in the foreseeable future.
See “Note 6 - Equity-based Compensation” for further discussion on the valuation of these awards.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to either LIBOR plus 5.0% or a base rate plus 4.0% if the Company’s total leverage is less than or equal to 2.5x as defined in our Credit Agreement. As of December 31, 2021, we had term loan borrowings of $84.3 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.8 million.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AirSculpt Technologies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AirSculpt Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in member’s / stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Miami, Florida
March 11, 2022

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020

($000s)	2021	2020
Assets
Current assets
Cash and cash equivalents	$25,347	$10,379
Prepaid expenses and other current assets	4,093	1,184
Total current assets	29,440	11,563
Property and equipment, net	13,627	7,108
Other long-term assets	1,742	1,544
Right of use operating lease assets	18,159	17,053
Intangible assets, net	55,852	60,608
Goodwill	81,734	81,734
Total assets	$200,554	$179,610
Liabilities and Member’s/Stockholders’ Equity
Current liabilities
Accounts payable	$2,670	$1,095
Accrued payroll and benefits	2,509	1,258
Current portion of long-term debt	850	400
Deferred revenue and patient deposits	2,810	3,233
Accrued and other current liabilities	4,103	581
Current right of use operating lease liabilities	3,473	2,890
Total current liabilities	16,415	9,457
Long-term debt, net	81,755	32,119
Deferred tax liability	4,351	—
Long-term right of use operating lease liability	14,505	14,358
Total liabilities	117,026	55,934
Commitments and contingent liabilities (Note 11)

Member’s equity	—	123,676
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 55,640,154 and zero, respectively	56	—
Additional paid-in capital	83,865	—
Accumulated deficit	(393)	—
Total member’s/stockholders’ equity	83,528	123,676
Total liabilities and member’s/stockholders’ equity	$200,554	$179,610
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2021, 2020 and 2019

($000s)	2021	2020	2019
Revenue	$133,315	$62,766	$41,236
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	44,536	23,471	15,488
Selling, general and administrative	65,732	23,621	20,125
Loss on debt modification	682	—	—
Depreciation and amortization	6,597	5,641	4,960
Total operating expenses	117,547	52,733	40,573
Income from operations	15,768	10,033	663
Interest expense, net	4,888	2,456	2,875
Pre-tax net income (loss)	10,880	7,577	(2,212)
Income tax expense	329	—	—
Net income (loss)	$10,551	$7,577	$(2,212)

Earnings (loss) per share of common stock(1)
Basic	$(0.01)	N/A	N/A
Diluted	$(0.01)	N/A	N/A
Weighted average shares outstanding(1)
Basic	55,640,154	N/A	N/A
Diluted	55,640,154	N/A	N/A
The accompanying notes are an integral part of these consolidated financial statements.

(1)    Basic and diluted weighted average shares outstanding and loss per share represent only the period from October 28, 2021 to December 31, 2021 (see Note 8).

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Member’s/Stockholders’ Equity
For the years ended December 31, 2021, 2020 and 2019

		Common Stock
($000s)	Member’s Equity	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	$122,548	—	$—	$—	$—	$122,548
Distributions	(283)	—	—	—	—	(283)
Equity-based compensation	341	—	—	—	—	341
Net loss	(2,212)	—	—	—	—	(2,212)
Other	(3)	—	—	—	—	(3)
Balance at December 31, 2019	120,391	—	—	—	—	120,391
Distributions	(4,617)	—	—	—	—	(4,617)
Equity-based compensation	325	—	—	—	—	325
Net income	7,577	—	—	—	—	7,577
Balance at December 31, 2020	123,676	—	—	—	—	123,676
Activity prior to Reorganization and IPO
Distributions	(67,283)	—	—	—	—	(67,283)
Equity-based compensation	2,460	—	—	—	—	2,460
Net income	10,944	—	—	—	—	10,944
Effect of Reorganization and IPO
Reorganization transaction	(69,797)	53,466,241	54	69,743	—	—
Recognition of deferred tax liability in connection with Reorganization	—	—	—	(4,143)	—	(4,143)
Issuance of common stock in connection with the IPO, net of issuance costs of $10,372	—	2,173,913	2	13,540	—	13,542
Activity subsequent to IPO
Share-based compensation	—	—	—	4,725	—	4,725
Net loss	—	—	—	—	(393)	(393)
Balance at December 31, 2021	$—	55,640,154	$56	$83,865	$(393)	$83,528
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2021, 2020 and 2019

($000s)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$10,551	$7,577	$(2,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,597	5,641	4,960
Equity-based compensation	7,185	325	341
Loss on debt modification	682	—	—
Non-cash interest expense; amortization of debt costs	639	211	226
Deferred income taxes	208	—	—
Changes in assets and liabilities
Prepaid expense and other current assets	(3,845)	275	(1,841)
Other assets	(1,305)	(204)	(635)
Accounts payable	1,576	(1,019)	1,872
Deferred revenue and patient deposits	(423)	45	1,835
Accrued and other liabilities	4,768	1,106	392
Net cash provided by operating activities	26,633	13,957	4,938
Cash flows from investing activities
Purchases of property and equipment, net	(7,116)	(3,689)	(4,439)
Net cash used in investing activities	(7,116)	(3,689)	(4,439)
Cash flows from financing activities
Payment on term loan	(838)	(2,900)	(500)
Borrowings on term loan	49,603	2,500	—
Proceeds from IPO	13,542	—	—
Distributions to member	(66,856)	(4,617)	(283)
Net cash used in financing activities	(4,549)	(5,017)	(783)
Net increase (decrease) in cash and cash equivalents	14,968	5,251	(284)
Cash and cash equivalents
Beginning of period	10,379	5,128	5,412
End of period	$25,347	$10,379	$5,128
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,255	$2,293	$2,683
Supplemental disclosure of non-cash investing and financing information:
Property and equipment included in accounts payable and accrued expenses	$255	$—	$—
Distributions to member included in accrued expenses	427	—	—
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1—ORGANIZATION AND SUMMARY OF KEY ACCOUNTING POLICIES

AirSculpt Technologies, Inc. (“AirSculpt” or the “Company”), was formed as a Delaware corporation on June 30, 2021. On October 28, 2021, AirSculpt completed an initial public offering (“IPO”) of 8,050,000 shares of common stock at an initial public offering price of $11.00 per share. Of the 8,050,000 shares, AirSculpt offered 2,173,913, while 5,876,087 shares were offered by AirSculpt stockholders. The 8,050,000 shares, includes 1,050,000 shares purchased from AirSculpt stockholders upon the full execution of the underwriter's option to purchase additional shares. Immediately following the IPO, AirSculpt’s total outstanding shares were 55,640,154. Pursuant to a reorganization (the “Reorganization”) among entities under common control immediately prior to the IPO, AirSculpt became a holding company with its principal asset being 100% of the ownership interests in EBS Intermediate Parent LLC (“EBS Intermediate”). The operations of the Company prior to the IPO represent the operations of EBS Intermediate, the predecessor to AirSculpt. The Company and its consolidated subsidiaries are referred to collectively in these consolidated financial statements as “we,” “our,” and “us.” Solely for convenience, some of the copyrights, trade names and trademarks referred to in these consolidated financial statements are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks.

EBS Intermediate was formed as a limited liability company under the laws of the state of Delaware pursuant to an agreement effective October 2, 2018 to facilitate the acquisition of EBS Enterprises, LLC f/k/a Rollins Enterprises, LLC. Prior to the Reorganization, EBS Intermediate was a wholly-owned subsidiary of EBS Parent, LLC (the “Parent”). The Company’s revenues are concentrated in the specialty, minimally invasive liposuction market.

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

At December 31, 2021 and 2020, the Company is providing management services to eighteen and fourteen medical practices, respectively.

Pursuant to the MSA, the PA is responsible for all clinical aspects of the medical operations of the practice.
Impact of COVID-19
The COVID-19 global pandemic has significantly affected the Company’s centers, employees, customers, communities, business operations and financial performance, as well as the U.S. economy and financial markets. The COVID-19 pandemic materially impacted the Company’s financial performance for the year ended December 31, 2020. The Company’s facilities were shutdown for two to three months during 2020. The Company’s operating structure allows for some flexibility in the cost structure according to the volume of cases performed, including much of cost of services. As a result of this flexibility and the return of volumes in the second half of 2020, the Company did not request or receive any proceeds from the CARES Act and other governmental assistance programs. Other than the temporary decrease in revenue and cost of service, the Company did not incur any significant costs attributable to the pandemic.

The Company did not experience any facility shutdowns during the year ended December 31, 2021 due to COVID-19. However, the Company will continue to monitor the current COVID-19 situation in each market the Company operates in and will react accordingly should events require us to temporarily close.
Principles of Consolidation
These consolidated financial statements present the financial position and results of operations of the Company, its wholly-owned subsidiaries, and the PAs, which are considered variable interest entities in which the Company is the primary beneficiary.
All intercompany accounts and transactions have been eliminated in consolidation.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Concentration of Credit Risk
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s revenues are concentrated in the specialty, minimally invasive liposuction market.
The Company maintains cash balances at financial institutions which may at times exceed the amount covered by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.
Revenue Recognition
Revenues consist primarily of revenues earned for the provision of the Company’s patented AirSculpt® procedures. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are delivery of specialty, minimally invasive liposuction services.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of December 31, 2021 and 2020 are included in deferred revenue and patient deposits.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Deferred Financing Costs, Net
Loan costs are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.6 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included as a component of interest expense.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of accounting over the assets’ estimated useful lives. Depreciation of leasehold improvements is based on the shorter of the estimated useful life of the improvement or the remaining lease term.
Leases
On January 1, 2019, the Company adopted the Accounting Standards Codification (“ASC”) 842 - Leases using the modified retrospective transition approach by applying the new standard to all leases existing at that date. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under the new guidance.
The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the right to use the underlying assets for the lease term and the lease liabilities represent the obligation to make lease payments arising from the leases. Right-of-use assets and liabilities are recognized at commencement date based on the present value of future lease payments over the lease term, which includes only payments that are fixed and determinable at the time of commencement. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is used. The Company calculates its incremental borrowing rate on a periodic basis using a third-party financial model that estimates the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. The Company applies its incremental borrowing rate using a portfolio approach. The right-of-use assets also include any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
Goodwill and Intangible Assets
Indefinite-lived, non-amortizing intangible assets include goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is not amortized and is evaluated annually for impairment or sooner if factors occur that would trigger an impairment review. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance.
Definite-lived, amortizing intangible assets primarily consist of patents, tradenames and other intellectual property. The Company amortizes definite-lived identifiable intangible assets on a straight-line basis over their estimated useful life of 15 years.
Impairment of goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but evaluated for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that the value may not be recoverable. Events or changes in circumstances which could trigger an impairment review include significant adverse changes in the business climate, unanticipated competition, a loss of key personnel, or the strategy for the overall business, significant industry or economic trends, or significant underperformance relevant to expected historical or projected future results of operations.
Goodwill is assessed for possible impairment by performing a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company were to believe the fair value was more likely than not lower than the carrying value, then the Company is required to perform a quantitative analysis.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The quantitative analysis involves comparing the estimated fair value of a reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than its book value, then the carrying amount of the goodwill is reduced by recording an impairment loss in an amount equal to the excess. The Company reviews goodwill for impairment annually on October 1.
See “Note 2—Goodwill and Intangibles, Net” for further discussion.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles—Goodwill and Other. This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the years ended December 31, 2021, 2020 or 2019.
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
Equity-Based Compensation
Unit-based Compensation
Prior to the IPO and Reorganization, EBS Parent, LLC had outstanding Profit Interest Units (“PIUs”) under the Parent’s 2018 incentive unit plan. In conjunction with the IPO and Reorganization, all of the outstanding PIUs were settled.
Share-based Compensation
Subsequent to the IPO and Reorganization, the Company established the 2021 Equity Incentive Plan. Under the 2021 Equity Incentive Plan, 3,950,450 stock units were awarded to AirSculpt’s executive officers and directors and 728,880 stock units were awarded to employees on November 4, 2021 and November 10, 2021, respectively. These stock units were granted in the form of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). See “Note 6 - Equity-based Compensation” for further discussion of the Company’s share-base award structure.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The Company recognizes share-based compensation expense for employees and non-employees based on the grant-date fair value of RSU and PSU awards over the applicable service period. For awards that vest based on continued service, share-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For PSUs vesting based on the achievement of a specified performance condition, share-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. The performance conditions represent a combination of the Company’s actual financial performance and market based conditions. Once it is probable that the performance condition will be achieved, the Company recognizes unit-based compensation cost over the remaining requisite service period under a graded vesting model, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved. The grant date fair value of RSUs and PSUs based on the Company’s financial performance, are based on the underlying value of the Company’s stock on the grant date.
Determining the fair value of PSUs with market-based vesting conditions requires judgment. The Company uses a Monte Carlo simulation model to estimate the fair value of PSUs that have market-based vesting conditions. See “Note 6—Equity-Based Compensation” for further discussion.
The determination of share-based compensation cost is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If factors change and different assumptions are used, share-based compensation expense or results of operations could be significantly different.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising costs were approximately $14.8 million, $7.0 million and $7.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Income Taxes
Prior to the Reorganization, EBS Intermediate was organized as a limited liability company and elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the tax consequences of EBS Intermediate’s profits and losses were passed through to the members of EBS Intermediate and were reported in their respective income tax returns. Therefore, prior to the Reorganization no provision for income taxes was provided.
As of October 28, 2021 and pursuant the Reorganization, the Company became a Corporation and is now subject to being taxed as a C corporation.
Income taxes consist of U.S. federal, state and international taxes for jurisdictions in which we conduct business. Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.
In accordance with ASC 740, Income Taxes, the Company evaluated the technical merits of its income tax positions and has established income tax reserves for uncertain tax positions for the fiscal year ended December 31, 2021. See “Note 9 - Income Taxes” for further information.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance. On January 1, 2019, the Company adopted the standard using the modified retrospective approach. Under the modified retrospective approach, the Company was required to recognize the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of member’s equity as of January 1, 2019, the date of initial application. The cumulative effect of initially applying Topic 606 had no impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). ASU 2016- 02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted ASU 2016-02 effective January 1, 2019, using a modified retrospective transition approach. The most prominent of the changes resulting from ASU 2016-02 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption of ASU 2016-02, the Company recorded $14.3 million of operating lease liabilities and $14.2 million in right-of-use assets on January 1, 2019. The cumulative effect of the accounting change recognized upon adoption had an immaterial impact to the consolidated balance sheets.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
NOTE 2—GOODWILL AND INTANGIBLES, NET
On October 2, 2018, EBS Intermediate acquired a controlling interest in EBS Enterprises, LLC in exchange for total consideration of $151.0 million. The fair value of the net identifiable assets at transaction date was $69.3 million, comprised primarily of $17.7 million in intangible assets related to the AirSculpt and Elite trademarks and tradenames and $53.6 million in intangible assets related to the AirSculpt technology and know-how. The resulting excess consideration over fair value of identifiable net assets was recorded to goodwill in the amount of $81.7 million.
The annual review of goodwill impairment was performed in October 2021 and 2020 using a qualitative analysis and the Company determined that a quantitative analysis was not required. There were no triggering events during the years ended December 31, 2021, 2020 or 2019.
The Company had goodwill of $81.7 million at December 31, 2021 and 2020.
Intangible assets consisted of the following at December 31, 2021 and 2020 (in 000’s):

	2021	2020	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(11,613)	(8,038)
Accumulated amortization of tradenames and trademarks	(3,835)	(2,654)
Total intangible assets, net	$55,852	$60,608
Aggregate amortization expense on intangible assets was approximately $4.8 million for all of the years ended December 31, 2021, 2020 and 2019.
The estimated aggregate amortization expense on intangible assets for each of the next five years and thereafter is estimated to be as follows (in 000’s):

Year ending December 31,
2022	$4,753
2023	4,753
2024	4,753
2025	4,753
2026	4,753
Thereafter	32,087
Total	$55,852
NOTE 3—PROPERTY AND EQUIPMENT, NET
As of December 31, 2021 and 2020 property and equipment consists of the following: (in 000’s):

	2021	2020
Medical equipment	$3,753	$1,955
Office and computer equipment	207	137
Furniture and fixtures	1,976	741
Leasehold improvements	7,726	5,374
Construction in progress	2,873	—
Less: Accumulated depreciation and amortization	(2,908)	(1,099)
Property and equipment, net	$13,627	$7,108

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Depreciation expense was approximately $1.8 million, $0.9 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 4—DEBT
In October 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a lender. Under the terms of the Credit Agreement, the Company obtained a $34 million term loan and a $5 million revolving credit facility.
In May 2021, the Company amended the Credit Agreement by adding an incremental $52.0 million senior secured term loan. The proceeds from this loan plus excess cash on the balance sheet were used to pay a distribution to the Parent of approximately $59.7 million and the related fees for this transaction. Beginning on June 30, 2021, the quarterly principal payments increased from $100,000 to $212,500. As a result of the amendment, the Company recognized a loss on debt modification of $682,000 in its consolidated statements of operations for the twelve months ended December 31, 2021.
Under the Credit Agreement, the Company is obligated to make interest payments on the last day of each month. All outstanding loans bear interest based on either a base rate or LIBOR plus an applicable per annum margin of 4.5% (base rate) or 5.5% (LIBOR) if the Company’s total leverage is equal to or greater than 2.5x and less than 4.25x. If the Company’s total leverage ratio is equal to or greater than 4.25x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 5.0% (base rate) or 6.0% (LIBOR). If the Company’s total leverage ratio is below 2.5x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 4.0% (base rate) or 5.0% (LIBOR). At December 31, 2021, the applicable per annum margins under the Credit Agreement were 4.0% (base rate) and 5.0% (LIBOR). At December 31, 2021, the borrowings under the Credit Agreement bore interest at approximately 6.0%. Additionally, the Company is required to pay an unused credit facility fee equal to 0.5% per annum on the unused amount of the revolving line of credit.
Total borrowings as of December 31, 2021 and 2020 were as follows (in 000’s):

	2021	2020
Term loan	$84,262	$33,100
Unamortized debt issuance costs	(1,657)	(581)
Total debt, net	82,605	32,519
Less: Current portion	(850)	(400)
Long-term debt, net	$81,755	$32,119
As of December 31, 2021, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of December 31, 2021 is as follows (in 000’s):

2022	$850
2023	83,412
Total maturities	$84,262
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements, a limit on capital expenditures and excess cash flow. The Company is in compliance with all covenants and has no letters of credit outstanding as of December 31, 2021.

NOTE 5—LEASES
The Company’s operating leases are primarily for real estate, including suites in medical office buildings and corporate offices. The Company incurred rent expense of $3.3 million, $2.8 million and $1.5 million for its suites in medical office buildings for the years ended December 31, 2021, 2020 and 2019, respectively. The Company incurred rent expense of $92,000, $143,000 and $78,000 related to the corporate offices for the years ended December 31, 2021, 2020 and 2019, respectively. Rent expense related to suites in medical office buildings is included in cost of services while rent expense for the corporate offices is included in selling, general and administrative on the consolidated statements of operations. The Company currently does not have any finance leases. Real estate lease agreements typically have initial terms of five to ten years and may include one or more options to renew. The useful life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.
The following table presents the weighted-average lease terms and discount rates at December 31, 2021, 2020 and 2019:

	2021	2020	2019
Weighted-average remaining lease term	4.9 years	5.0 years	4.8 years
Weight average discount rate	4.6%	4.6%	4.1%
The following table presents supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019 (in 000’s):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,348	$2,540	$1,325
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,856	$6,447	$8,910
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2022	$3,858
2023	3,863
2024	3,741
2025	3,792
2026	3,390
Thereafter	3,903
Total lease payments	22,547
Less: imputed interest	(4,569)
Total lease obligations	$17,978
NOTE 6—EQUITY-BASED COMPENSATION
Subsequent to the IPO and Reorganization, the Company established the 2021 Equity Incentive Plan (the “2021 Plan”). Prior to the IPO and Reorganization, EBS Parent, LLC had outstanding PIUs under the Parent’s 2018 incentive unit plan. In conjunction with the IPO and Reorganization, all of the outstanding PIUs were settled.
Profit Interest Awards
Under the legacy Parent 2018 incentive unit plan, the Parent was authorized to issue approximately 14,000 PIUs (the “Class B units”) that represent non-voting interest in the Parent and that may only be issued in return for services provided to the Parent or its subsidiaries. Immediately prior to the Reorganization and IPO, Parent had approximately 12,000 PIUs outstanding that had been granted to employees and directors under the 2018 incentive unit plan.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The Company recognizes unit-based compensation expense based on the grant-date fair value of Profit Interest Unit (“PIU”) awards over the applicable service period. Half of the PIUs had time-based vesting, and the remainder vest upon achievement of a specified return for the Parent's initial investors. Vesting of these PIUs is generally subject to continuing service over the vesting periods.
For awards that vest based on continued service, unit-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. The vesting period is five years. For awards with performance vesting conditions, unit-based compensation cost is recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. Once it is probable that the performance condition will be achieved, the Company recognizes unit-based compensation cost over the remaining requisite service period under a graded vesting model, with a cumulative adjustment for the portion of the service period that occurred for the period prior to the performance condition becoming probable of being achieved. The grant date fair value of PIU awards that contain service or performance conditions was estimated using the Black-Scholes pricing model.
In connection with the IPO and Reorganization, the PIUs outstanding under the Parent’s 2018 incentive unit plan were settled with either vested shares or restricted stock awards of AirSculpt.
A summary of the Company’s profit interest unit activity for the years ended December 31, 2021 and 2020 follows:

	Unvested Units	Weighted Average Grant Date Fair Value of Units
Unvested at December 31, 2019	12,016	$278.99
Granted	—
Vested	(1,167)	278.99
Unvested at December 31, 2020	10,849	$278.99
Settled	(9,255)	278.99
Converted to share-based awards	(1,594)	278.99
Unvested at December 31, 2021	—	$—
The Company converted 1,594 units held by an officer into 578,051 restricted stock awards (“RSAs”) in connection with the Reorganization and IPO. These RSAs are subject to continuing service of the officer over the ratable vesting periods beginning six months from the date of grant to one year after the date of grant. The exchange of these PIUs for RSAs was recognized as a modification. The Company will recognize the share-based compensation, including the previously unrecognized compensation costs and any incremental fair value, over the new requisite service period of the modified award. There was no incremental fair value recognized in this transaction as the fair value of both the predecessor awards immediately before modification and the RSAs immediately after modification was the same. The fair value in both instances was based on the underlying price of AirSculpt shares on the date of modification.
Share-based Awards
Subsequent to the IPO and Reorganization, the Company established the 2021 Equity Incentive Plan. The Company may issue a maximum of 5,564,015 shares under the 2021 Equity Incentive Plan. This amount will automatically increase on January 1 of each year for a period of ten years starting on January 1, 2023, in an amount equal to the lesser of (i) four percent of the total Common Stock outstanding on December 31 of the preceding year and (ii) such smaller number of shares as determined by the Company’s Board. Under the 2021 Equity Incentive Plan, 3,950,450 stock units were awarded to AirSculpt’s executive officers and directors and 728,880 stock units were awarded to employees on November 4, 2021 and November 10, 2021, respectively. These stock units were granted in the form of RSUs and PSUs.
During the year ended December 31, 2021, the Company granted 2,367,485 RSUs to certain officers, employees and non-employee directors in connection with the IPO and in accordance with the 2021 Plan. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to one or three years after the date of grant. The fair values of these RSUs were

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.
During the year ended December 31, 2021, the Company granted 2,311,845 PSUs subject to the achievement of a combination of performance conditions. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The performance criteria is based on the Company’s actual performance and/or market condition results as compared to the targets. These PSUs are not considered outstanding until settled.
Of the 2,311,845 total PSUs granted, 973,703 PSUs have a market-based vesting condition (“market-based PSUs”). The vesting is based on achievement of a specified 60-day volume weighted average share price (“VWAP”) in relation to a specified base price in the award agreement. These awards are structured with one-third vesting at 120% VWAP, one-third vesting at 145% VWAP and the final one-third vesting at 175% VWAP.
Determining the fair value of the market-based PSU awards requires judgment. The Company uses a Monte Carlo simulation model to estimate the fair value of the market-based PSU awards. The assumptions used in this pricing model requires the input of subjective assumptions and are as follows:
•Expected volatility—Expected volatility is based on historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the market-based PSU awards.
•Expected term—The term is estimated in consideration of the time period expected to achieve the performance.
•Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the market-based PSU awards.
•Expected dividend yield—The dividend yield is based on the current expectations of dividend payouts. The Company does not anticipate paying any cash dividends in the foreseeable future.
The following table sets forth the assumptions that were used to calculate the fair value of the market-based PSU awards granted on November 4, 2021.

2021
Expected volatility	66.0%
Expected term	3.17
Risk-free interest rate	0.84%
Expected dividend yield	0%
The fair values of the PSUs not subject to a market conditions were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
Restricted and Performance Share-Based Activity
A summary of the Company’s RSU and PSU activity for the years ended December 31, 2021 follows:

	Unvested Units	Weighted Average Grant Date Fair Value of Units
Outstanding at December 31, 2020	—	$—
Granted	4,679,330	14.27
Forfeitures	(5,564)	14.71
Outstanding at December 31, 2021	4,673,766	$14.27

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Other information pertaining to equity-based compensation
At December 31, 2021, unrecognized compensation cost related to unvested time-based shares was approximately $33.2 million. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year. Further the Company has unrecognized compensation cost of $29.1 million related to the PSUs, which will be recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved.
The Company recorded equity-based compensation expense of $7.2 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, in selling, general and administrative expenses on the consolidated statements of operations. Forfeitures are recognized as incurred.
NOTE 7— EQUITY
Prior to the Reorganization and IPO, the Parent had approximately 124,785 Class A units outstanding. The rights of all such units are governed by the amended and restated limited liability agreements of the Company and the Parent both dated October 2, 2018.
The Company paid distributions to the Parent of approximately $66.9 million, $4.6 million and $0.3 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.
In conjunction with the IPO and Reorganization, AirSculpt filed an Amended and Restated Certificate of Incorporation authorizing 450,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.
On October 28, 2021, AirSculpt completed an initial public offering of 8,050,000 shares of common stock at an initial public offering price of $11.00 per share. Of the 8,050,000 shares, AirSculpt offered 2,173,913, while 5,876,087 shares were offered by AirSculpt stockholders. The 8,050,000 shares, includes 1,050,000 shares purchased from AirSculpt stockholders upon the full execution of the underwriter’s option to purchase additional shares. Pursuant to the Reorganization among entities under common control immediately prior to the IPO, AirSculpt became a holding company with its principal asset being 100% of the ownership interests in EBS Intermediate Parent LLC (the “Company”). Immediately following the IPO, AirSculpt's total outstanding shares were 55,640,154. AirSculpt’s common stock began trading on the NASDAQ Exchange on October 29, 2021 under the symbol “AIRS”.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

NOTE 8—EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net loss attributable to AirSculpt Technologies, Inc. for the period subsequent to the IPO by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss attributable to AirSculpt Technologies, Inc. for the period subsequent to the IPO by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Diluted loss per share for the period subsequent to the IPO is the same as basic loss per share as the inclusion of potentially dilutive shares would be antidilutive.
Prior to the IPO, the EBS Intermediate Parent, LLC structure included only LLC common units issued and outstanding to pre-IPO LLC members. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 28, 2021. Thus, the basic and diluted earnings (loss) per share represent only the period from October 28, 2021 to December 31, 2021.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

Fiscal Year Ended December 31, 2021
Numerator:
Net income	$10,551
Less: Net income attributable to EBS Intermediate Parent, LLC prior to Reorganization	10,944
Net loss attributable to AirSculpt Technologies, Inc.	(393)
Denominator:
Weighted average shares of common stock outstanding - basic(1)	55,640,154
Add: Effect of dilutive securities(1)	—
Weighted average shares of common stock outstanding - diluted(1)	55,640,154
Loss per share of common stock outstanding - basic and diluted	$(0.01)
(1)    Basic and diluted weighted average shares outstanding and loss per share represent only the period from October 28, 2021 to December 31, 2021.
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

Fiscal Year Ended December 31, 2021
Restricted stock units	2,364,703
Performance stock units	2,309,063

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

NOTE 9—INCOME TAXES
Prior to the Reorganization and IPO, EBS Intermediate was structured as a partnership and therefore, was subject to certain LLC entity-level taxes but generally not subject to U.S. federal and state income taxes. As part of the Reorganization Transactions described in Note 1, the Company created a C Corporation, and is now subject to U.S. federal and state taxes.
Significant components of income tax expense (benefit) were as follows (in 000’s):

Fiscal Year Ended December 31,
2021
Current
U.S. Federal	$—
State and Local	121
Total current income tax expense	121
Deferred
U.S. Federal	243
State and Local	(35)
Total deferred income tax (benefit) expense	208
Total	$329
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company’s income tax (expense) benefit was as follows:

Fiscal Year Ended December 31,
2021
At U.S. Federal statutory tax rate	21.0%
State income taxes	0.6%
Pass-through income	(22.0)%
Nondeductible Reorganization and IPO costs	0.6%
Valuation allowance and other nondeductible expenses	2.8%
Total	3.0%
The effective tax rate for the fiscal year ended December 31, 2021, was 3.0%. The most significant items impacting the effective tax rate during fiscal year 2021 are due to the Reorganization and the items below.
Pass-through income
Prior to the Reorganization, EBS Intermediate Parent, LLC was the reporting entity, which is treated as a flow-through entity for federal income tax purposes. The income or losses generated were not taxed at the LLC level. As required by U.S. tax law, income or loss generated by the LLC flows through to various partners of the LLC. The tax impact of the pre-tax book income attributable to EBS Intermediate Parent, LLC prior to the execution of the reorganization and IPO was $(2.4) million for the fiscal year ended December 31, 2021.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company’s deferred tax assets (liabilities) consisted of the following (in 000’s):

December 31,
2021
Deferred tax assets
Accrued liabilities	$278
Net operating loss	254
Operating lease liability	4,567
Equity-based compensation	964
Total deferred tax assets	6,063
Valuation allowance	(246)
Total deferred tax assets net of valuation allowance	5,817
Deferred tax liabilities
Property, plant and equipment	(2,555)
Intangible assets	(2,117)
Right-of-use asset	(4,613)
Prepaid expenses and other current assets	(883)
Total deferred tax liabilities	(10,168)
Net deferred tax liabilities	$(4,351)
As of December 31, 2021, the Company had US federal net operating loss carryforwards in the amount of $37.5 thousand. These carryforwards do not have an expiration date.
As of December 31, 2021, we had foreign net operating loss carryforwards in the amount of $0.9 million. These carryforwards were generated by the Company’s Canadian based subsidiary and begin to expire in 2039.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. Valuation allowances have been established with regard to the tax benefits of our foreign net operating losses. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all of those factors, management recorded a $0.2 million valuation allowance for the deferred tax assets related to the foreign net operating losses which are not more likely than not to be realized as of December 31, 2021.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements.
As of December 31, 2021, the Company had no unrecognized tax positions. The Company will begin filing income tax returns for the period ended December 31, 2021 in federal and in many state and local jurisdictions as well. However, no such income tax returns have been filed to date.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
NOTE 10—RELATED PARTY TRANSACTIONS
EBS Intermediate entered into a professional services agreements, effective October 2, 2018, with Vesey Street Capital Partners, L.L.C., JCBI II, LLC, and Dr. Aaron Rollins (collectively the “Advisors”), where the Advisors provide certain managerial and advisory services to the Company. Each of the Advisors has an ownership interest in the Parent. Under the professional services agreements, EBS Intermediate agreed to pay the Advisors an aggregate annual fee of the greater of $500,000 or 2% of consolidated earnings before interest, tax, depreciation and amortization, payable in advance quarterly installments, and the fee is allocated between the Advisors based on the outstanding Parent Class A Units held. Under the agreements, EBS Intermediate also reimbursed the Advisors for any out-of-pocket expenses incurred related to providing their services. During the years ended December 31, 2021, 2020 and 2019, the Company incurred management fees of approximately $1.6 million, $0.5 million and $0.5 million, respectively. Management fees for the year ended December 31, 2021 included a $1.0 million fee paid by the Company related to the termination of this management and advisory agreement in connection with the IPO and Reorganization.
NOTE 11—COMMITMENTS AND CONTINGENCIES
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
NOTE 12—SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive and chief operating officers. This committee reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and EBITDA. Gross profit is defined as revenues less cost of service incurred and EBITDA as net income excluding other income (net), interest expense, sponsor management fee, depreciation and amortization, unit-based compensation, pre-opening de novo costs and other non-ordinary course items.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2021.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Item 9B. Other Information
The Company currently anticipates that it will hold its virtual 2022 Annual Meeting of Stockholders on May 11, 2022.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2022 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.
Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference to the Definitive Proxy Statement referenced above in Item 10.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements;
Our Consolidated Financial Statements and Notes thereto are set forth starting on page 62 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules;
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page 62 of this Annual Report on Form 10-K.
(3) Exhibits:
The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibit	File Date
3.1	Amended and Restated Articles of Incorporation	10-Q	001-40973	3.1	12/03/21
3.2	Amended and Restated Bylaws	10-Q	001-40973	3.2	12/03/21
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock	S-1/A	333-260067	4.1	10/28/21
4.2	Registration Rights Agreement by and between the Company and the Sponsor, dated November 2, 2021	10-Q	001-40973	10.15	12/03/21
4.3	Stockholders Agreement by and between the Company, VSCP EBS Aggregator, LP, Dr. Aaron Rollins, and JCBI II LLC, dated November 2, 2021	10-Q	001-40973	10.16	12/03/21
4.4	Description of Registrant’s Securities
10.1	Form of Indemnification Agreement by and between the Company and each of its directors and officers	10-Q	001-40973	10.1	12/03/21
10.2	Fifth Amendment to Credit Agreement by and among the Company, EBS Enterprises LLC, the Guarantors party thereto, the Lenders party thereto and First Eagle Alternative Capital Agents, Inc. (formerly known as THL Corporate Finance), as Agent	10-Q	001-40973	10.2	12/03/21
10.3	Form of Management Services Agreement	10-Q	001-40973	10.3	12/03/21
10.4	Form of Continuity Agreement	10-Q	001-40973	10.4	12/03/21
10.5†	2021 Equity Incentive Plan	10-Q	001-40973	10.6	12/03/21
10.6†	Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.5	12/03/21
10.7†	Amended and Restated Employment Agreement between EBS Enterprises, LLC and Ronald Zelhof	10-Q	001-40973	10.9	12/03/21
10.8†	Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dennis Dean	10-Q	001-40973	10.10	12/03/21
10.9†	Form of AirSculpt Technologies, Inc. RSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.7	12/03/21

10.10†	Form of AirSculpt Technologies, Inc. 2021 PSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.8	12/03/21
10.11†	Form of Restricted Stock Agreement between AirSculpt Technologies, Inc., EBS Parent LLC and Ronald Zelhof	10-Q	001-40973	10.11	12/03/21
10.12†	Form of AirSculpt Technologies, Inc. 2021 RSU Award Grant Notice and Award Agreement	10-Q	001-40973	10.12	12/03/21
10.13†	Employee Covenants Agreement, dated as of October 2, 2018, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.13	12/03/21
10.14†	First Amendment to Employee Covenants Agreement, dated as of October 5, 2021, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.14	12/03/21
10.15†	Form of AirSculpt Technologies, Inc. 2022 PSU Award Grant Notice and Award Agreement	8-K	001-40973	10.1	03/03/21
21.1	List of Subsidiaries	S-1/A	333-260067	21.1	10/28/21
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRSCULPT TECHNOLOGIES, INC.

Date: March 11, 2022
By: /s/ Dr. Aaron Rollins
Dr. Aaron Rollins
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Aaron Rollins and Dennis Dean, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Dr. Aaron Rollins	Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2022
Dr. Aaron Rollins

/s/ Dennis Dean	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
Dennis Dean

/s/ Adam Feinstein	Non-Executive Chairman of the Board	March 11, 2022
Adam Feinstein

/s/ Daniel Sollof	Director	March 11, 2022
Daniel Sollof

/s/ Caroline Chu	Director	March 11, 2022
Caroline Chu

/s/ Thomas Aaron	Director	March 11, 2022
Thomas Aaron

/s/ Kenneth Higgins	Director	March 11, 2022
Kenneth Higgins

/s/ Pamela Netzky	Director	March 11, 2022
Pamela Netzky