Form 10-Q
period 2022-06-30
Airsculpt Technologies, Inc.
filed 2022-08-12
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file number: 001-40973
AirSculpt Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1471855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, Suite 802
Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (786) 709-9690
400 Alton Road, Unit TH-103M
Miami Beach, FL 33139
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2022, there were 55,640,154 shares of the registrant’s common stock outstanding.

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
Our future results could be affected by a variety of other factors, including, but not limited to, failure to open and operate new centers in a timely and cost-effective manner; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in the laws governing the corporate practice of medicine or fee-splitting; changes in the regulatory, macroeconomic conditions, including inflation and the threat of recession, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from war, pandemic, terrorist acts or political unrest.
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

PART I FINANCIAL INFORMATION
Item. 1 Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
($000s)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35,253	$25,347
Prepaid expenses and other current assets	3,457	4,093
Total current assets	38,710	29,440
Property and equipment, net	20,351	13,627
Other long-term assets	2,489	1,742
Right of use operating lease assets	22,015	18,159
Intangible assets, net	53,476	55,852
Goodwill	81,734	81,734
Total assets	$218,775	$200,554
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,692	$2,670
Accrued payroll and benefits	2,789	2,509
Current portion of long-term debt	850	850
Deferred revenue and patient deposits	2,607	2,810
Accrued and other current liabilities	2,114	4,103
Current right of use operating lease liabilities	4,215	3,473
Total current liabilities	17,267	16,415
Long-term debt, net	81,812	81,755
Deferred tax liability	4,351	4,351
Long-term right of use operating lease liabilities	17,912	14,505
Total liabilities	121,342	117,026
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 55,640,154	56	56
Additional paid-in capital	97,880	83,865
Accumulated deficit	(503)	(393)
Total stockholders’ equity	97,433	83,528
Total liabilities and stockholders' equity	$218,775	$200,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($000s)	2022	2021	2022	2021
Revenue	$49,654	$34,967	$89,198	$61,108
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	17,492	11,223	32,154	20,008
Selling, general and administrative	26,010	10,332	50,177	18,990
Loss on debt modification	—	682	—	682
Depreciation and amortization	1,962	1,532	3,848	3,023
Loss on disposal of long-lived assets	227	—	227	—
Total operating expenses	45,691	23,769	86,406	42,703
Income from operations	3,963	11,198	2,792	18,405
Interest expense, net	1,559	1,171	3,051	1,757
Pre-tax net income/(loss)	2,404	10,027	(259)	16,648
Income tax expense/(benefit)	1,821	—	(149)	—
Net income/(loss)	$583	$10,027	$(110)	$16,648

Income per share of common stock
Basic	$0.01	N/A	N/A	N/A
Diluted	$0.01	N/A	N/A	N/A
Weighted average shares outstanding
Basic	55,640,154	N/A	55,640,154	N/A
Diluted	58,360,685	N/A	55,640,154	N/A
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Member's/Stockholders' Equity (Unaudited)

		Common Stock
($000s)	Member’s Equity	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	$123,676	—	$—	$—	$—	$123,676
Distributions	(3,658)	—	—	—	—	(3,658)
Equity-based compensation	86	—	—	—	—	86
Net income	6,621	—	—	—	—	6,621
Balance at March 31, 2021	$126,725	$—	$—	$—	$—	$126,725
Distributions	(60,120)	—	—	—	—	(60,120)
Equity-based compensation	86	—	—	—	—	86
Net income	10,027	—	—	—	—	10,027
Balance at June 30, 2021	$76,718	$—	$—	$—	$—	$76,718

		Common Stock
($000s)	Member’s Equity	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	$—	55,640,154	$56	$83,865	$(393)	$83,528
Distributions	—	—	—	(282)	—	(282)
Equity-based compensation	—	—	—	7,316	—	7,316
Net loss	—	—	—	—	(693)	(693)
Balance at March 31, 2022	$—	55,640,154	$56	$90,899	$(1,086)	$89,869
Distributions	—	—	—	(294)	—	(294)
Equity-based compensation	—	—	—	7,275	—	7,275
Net income	—	—	—	—	583	583
Balance at June 30, 2022	$—	55,640,154	$56	$97,880	$(503)	$97,433

The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($000s)	2022	2021
Cash flows from operating activities
Net (loss)/ income	$(110)	$16,648
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	3,848	3,023
Equity-based compensation	14,591	172
Non-cash interest expense; amortization of debt costs	482	191
Loss on debt modification	—	682
Loss on disposal of long-lived assets	227	—
Changes in assets and liabilities
Prepaid expense and other current assets	832	(478)
Other assets	(4,794)	1,384
Accounts payable	756	541
Deferred revenue and patient deposits	(203)	1,765
Accrued and other liabilities	1,849	(114)
Net cash provided by operating activities	17,478	23,814
Cash flows from investing activities
Purchases of property and equipment, net	(6,139)	(3,149)
Net cash used in investing activities	(6,139)	(3,149)
Cash flows from financing activities
Payment on term loan	(425)	(413)
Borrowings on term loan, net	—	49,995
Distribution to member	(1,008)	(63,778)
Net cash used in financing activities	(1,433)	(14,196)
Net increase in cash and cash equivalents	9,906	6,469
Cash and cash equivalents
Beginning of period	25,347	10,379
End of period	$35,253	$16,848

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,569	$1,570
Cash paid for taxes	$184	$—

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$2,284	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 – ORGANIZATION AND SUMMARY OF KEY ACCOUNTING POLICIES
AirSculpt Technologies, Inc. (“AirSculpt” or the "Company"), was formed as a Delaware corporation on June 30, 2021. On October 28, 2021, AirSculpt completed an initial public offering (“IPO”) of 8,050,000 shares of common stock at an initial public offering price of $11.00 per share. Immediately following the IPO, AirSculpt’s total outstanding shares were 55,640,154. Pursuant to a reorganization (the “Reorganization”) among entities under common control immediately prior to the IPO, AirSculpt became a holding company with its principal asset being 100% of the ownership interests in EBS Intermediate Parent LLC. The Company's revenues are concentrated in the specialty, minimally invasive liposuction market. The operations of the Company prior to the IPO represent the predecessor to AirSculpt. The Company and its consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “we,” “our,” and “us.” Solely for convenience, some of the copyrights, trade names and trademarks referred to in this 10-Q Report are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks.
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
Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and member's/stockholders' equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
The condensed consolidated balance sheet as of December 31, 2021 is derived from the Company’s annual audited consolidated financial statements for the year ended December 31, 2021, which should be read in conjunction with these condensed consolidated financial statements and which are included in the Company’s Annual Report dated March 11, 2022 filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of June 30, 2022 and December 31, 2021 are included in deferred revenue and patient deposits.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and six months ended June 30, 2022 and 2021.

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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the three and six months ended June 30, 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the three and six months ended June 30, 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
Prior to the IPO, the EBS Intermediate Parent, LLC structure included only LLC common units. As a result, the Company does not believe earnings per share to be a meaningful presentation in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $5.2 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $10.0 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively.
Income Taxes
Prior to the Reorganization, the Company was organized as a limited liability company and had elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the tax consequences of the Company’s profits and losses were passed through to the members of the Company and were reported in their respective income tax returns. Therefore, historically no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for the periods prior to the Reorganization.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of June 30, 2022 or December 31, 2021. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has effective tax rates of approximately 75.7% and 57.5% for the three and six months ended June 30, 2022, respectively, and —% and —% for the three and six months ended June 30, 2021, respectively, inclusive of all applicable U.S. federal and state income taxes. Prior to the Reorganization, the Company was not subject to federal taxation.
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2022. There were no triggering events during the three and six months ended June 30, 2022 and 2021.
The Company had goodwill of $81.7 million at June 30, 2022 and December 31, 2021.
Intangible assets consisted of the following at June 30, 2022 and December 31, 2021 (in 000’s):

	June 30, 2022	December 31, 2021	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(13,399)	(11,613)
Accumulated amortization of tradenames and trademarks	(4,425)	(3,835)
Total intangible assets	$53,476	$55,852
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended June 30, 2022 and 2021, and $2.4 million for both of the six months ended June 30, 2022 and 2021.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2022 and December 31, 2021 property and equipment consists of the following: (in 000’s):

	June 30, 2022	December 31, 2021
Medical equipment	$5,948	$3,753
Office and computer equipment	255	207
Furniture and fixtures	2,424	1,976
Leasehold improvements	12,363	7,726
Construction in progress	3,692	2,873
Less: Accumulated depreciation and amortization	(4,331)	(2,908)
Property and equipment, net	$20,351	$13,627

Depreciation expense was approximately $0.8 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
NOTE 4 – DEBT
In October 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a lender. Under the terms of the Credit Agreement, we obtained a $34.0 million term loan. In May 2021, the Company amended the Credit Agreement by adding an incremental $52.0 million senior secured term loan, resulting in an $83.8 million term loan in aggregate. The proceeds from this loan plus excess cash on the balance sheet were used to pay a distribution to EBS Parent, LLC (the "Parent") of approximately $59.7 million and the related fees for this transaction. Beginning on June 30, 2021, the quarterly principal payments increased from $100,000 to $212,500.
There were no changes in the terms of the Credit Agreement during the three and six months ended June 30, 2022.
Total borrowings as of June 30, 2022 and December 31, 2021 were as follows (in 000’s):

	June 30, 2022	December 31, 2021
Term loan	$83,838	$84,262
Unamortized debt discounts and issuance costs	(1,176)	(1,657)
Total debt, net	82,662	82,605
Less: Current portion	(850)	(850)
Long-term debt, net	$81,812	$81,755
As of June 30, 2022, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of June 30, 2022 is as follows (in 000’s):

2022	$425
2023	83,413
Total maturities	$83,838
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio, fixed charge ratio requirements and a limit on capital expenditures. The Company is in compliance with all covenants and has no letter of credit outstanding as of June 30, 2022.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended June 30, 2022 and 2021, the Company incurred rent expense of $1.0 million and $0.8 million, respectively, for its medical office suites. For the six months ended June 30, 2022 and 2021, the Company incurred rent expense of $2.0 million and $1.6 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $119,000 and $27,000 for the three months ended June 30, 2022 and 2021, respectively, and $164,000 and $49,000 for the six months ended June 30, 2022 and 2021, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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

The following table presents supplemental cash flow information for the six months ended June 30, 2022 and 2021 (in 000’s):

	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,026	$1,494
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,138	$—
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ended December 31,

2022 (excluding the six months ended June 30, 2022)	$2,291
2023	4,865
2024	4,865
2025	4,855
2026	4,451
Thereafter	6,546
Total lease payments	27,873
Less: imputed interest	(5,746)
Total lease obligations	$22,127
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
Subsequent to the IPO and Reorganization, AirSculpt established the 2021 Equity Incentive Plan. During the six months ended June 30, 2022, the Company granted 285,423 restricted stock units to executive officers and employees. These RSUs are not considered outstanding until vested. Certain restricted stock units are subject to time-based vesting conditions while other restricted stock units are subject to performance-based vesting conditions. Of the total restricted stock units granted 103,936 had market-based performance vesting conditions. The market vesting criteria is based on the Company’s actual performance and/or market condition results as compared to the targets. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The time-based vesting units fair values were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The fair values of restricted stock units with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $7.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $14.6 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company recognized distributions to the Parent of approximately $0.3 million and $60.1 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $0.6 million and $63.8 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the three and six months ended June 30, 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the three and six months ended June 30, 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income/(loss)	$583	N/A	$(110)	N/A
Denominator:
Weighted average shares of common stock outstanding - basic	55,640,154	N/A	55,640,154	N/A
Add: Effect of dilutive securities	2,720,531	N/A	—	N/A
Weighted average shares of common stock outstanding - diluted	58,360,685	N/A	55,640,154	N/A
Loss per share of common stock outstanding - basic and diluted	$0.01	N/A	$(0.00)	N/A
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	—	N/A	2,395,967	N/A
Performance and market-based stock units	—	N/A	2,444,464	N/A
NOTE 8 – INCOME TAXES
As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. The Company's income tax expense/(benefit) for the three and six months ended June 30, 2022 was $1.8 million and $(0.1) million, respectively, and the effective tax rate for the three and six months ended June 30, 2022 was 75.7% and 57.5%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of June 30, 2022 or December 31, 2021.
NOTE 9 – RELATED PARTY TRANSACTIONS
The Company entered into a professional services agreements, effective October 2, 2018, with Vesey Street Capital Partners, LLC, JCBI II, LLC, and Dr. Aaron Rollins (collectively the “Advisors”), where the Advisors provided certain managerial and advisory services to the Company. Each of the Advisors had an ownership interest in the Parent. Under the professional services agreements, the Company agreed to pay the Advisors an aggregate annual fee (also referred to as the sponsor management fee) of the greater of $500,000 or 2% of consolidated earnings before interest, tax, depreciation and amortization, payable in advance quarterly installments, and the fee was allocated between the Advisors based on the outstanding Parent Class A Units held. Under the agreements, the Company also reimbursed the Advisors for any out-of-pocket expenses incurred related to providing their services. In conjunction with the IPO and Reorganization, the professional services agreements with the Advisors were terminated. During the three months ended June 30, 2022 and 2021, the Company incurred sponsor management fees of approximately $— and $125,000, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred sponsor management fees of approximately $— and $250,000, respectively.

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
NOTE 11 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive and chief operating officers. This committee reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net income/loss excluding depreciation and amortization, net interest expense, loss on debt modification, sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, loss on disposal of long-lived assets, and equity-based compensation.
NOTE 12 – SUBSEQUENT EVENTS
On August 10, 2022, the Board of Directors of AirSculpt Technologies, Inc. approved a $0.41 per share special cash dividend. The dividend will be paid on September 14, 2022, to shareholders of record at the close of business on August 26, 2022.
On August 11, 2022 the Company amended the Credit Agreement to provide for (i) the payment of cash dividends in an amount not to exceed $23,000,000 on or prior to September 30, 2022 and (ii) the payment of cash dividends in an amount not to exceed $2,000,000 with respect to securities that are not vested at the time such cash dividend is paid.

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
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience under its brand, Elite Body Sculpture. At Elite Body Sculpture, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. In March 2022, we opened a new center in Las Vegas, NV, and in July 2022, we opened a new center in Boston, MA. We deliver our AirSculpt® procedures through a growing nationwide footprint of 20 centers across 16 states as of August 12, 2022.
For the three and six months ended June 30, 2022, we performed 3,691 and 6,847 cases, respectively. For the three and six months ended June 30, 2022, we generated approximately $49.7 million and $89.2 million of revenue, respectively, compared to $35.0 million and $61.1 million for the three and six months ended June 30, 2021, respectively. This represents approximately 42% growth for the three months ended June 30, 2022 over the same period in prior year and approximately 46% growth for the six months ended June 30, 2022 over the same period in prior year.
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:
Cases Performed and Revenue per Case
Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit; notwithstanding that, a patient may have multiple areas treated during one visit. We believe this provides the best approach for assessing our revenue performance and trends. Our cases per procedure room is lower in the current period due to the recent addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 13 over prior year. We believe this decline to be temporary as the new procedure rooms ramp up. The expansion of procedure rooms will provide an ample platform for the Company's continued future growth.
Total Case and Revenue Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cases	3,691	3,014	6,847	5,422
Case growth	22.5%	N/A	26.3%	N/A
Revenue per case	$13,453	$11,602	$13,027	$11,270
Revenue per case growth	16.0%	N/A	15.6%	N/A
Number of facilities	19	15	19	15
Number of total procedure rooms	38	25	38	25

Same-Center Information
For the three months ended June 30, 2022 and 2021, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since April 1, 2021. We define same-center facilities and procedure rooms based on if a facility has been owned or operated since April 1, 2021.
For the six months ended June 30, 2022 and 2021, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2021. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2021.
Same-Center Case and Revenue Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cases	3,155	3,014	5,710	5,308
Case growth	4.7%	N/A	7.6%	N/A
Revenue per case	$13,343	$11,602	$12,975	$11,258
Revenue per case growth	15.0%	N/A	15.3%	N/A
Number of facilities	15	15	14	14
Number of total procedure rooms	30	25	28	23
Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin
We report our financial results in accordance with GAAP, however, management believes the evaluation of our ongoing operating results may be enhanced by a presentation of Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures.
We define Adjusted EBITDA as net income/(loss) excluding depreciation and amortization, net interest expense, income tax expense/(benefit), sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, loss on disposal of long-lived assets, and equity-based compensation. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not include results from equity-based compensation and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income/(loss)	$583	$10,027	$(110)	$16,648
Plus
Sponsor management fee	—	125	—	250
Equity-based compensation	7,275	86	14,591	172
Loss on debt modification	—	682	—	682
IPO related costs	—	—	731	—
Pre-opening de novo and relocation costs	1,249	430	2,096	982
Restructuring and related severance costs	550	161	730	270
Depreciation and amortization	1,962	1,532	3,848	3,023
Loss on disposal of long-lived assets	227	—	227	—
Interest expense, net	1,559	1,171	3,051	1,757
Income tax expense/(benefit)	1,821	—	(149)	—
Adjusted EBITDA	$15,226	$14,214	$25,015	$23,784
Adjusted EBITDA Margin	30.7%	40.6%	28.0%	38.9%
Impact of COVID-19
Through the first six months of 2022, we experienced only minor impact at our centers, primarily due to staffing challenges brought on by COVID-19. We continue to monitor the current COVID-19 situation in each market we perform procedures and will react accordingly.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table and notes summarize certain results from the statements of income for each of the periods indicated and the changes between periods. The table also show the percentage relationship to revenue for the periods indicated:

	Three Months Ended June 30,
	2022		2021
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$49,654	100.0%	$34,967	100.0%
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	17,492	35.2%	11,223	32.1%
Selling, general and administrative	26,010	52.4%	10,332	29.5%
Loss on debt modification	—	—%	682	2.0%
Depreciation and amortization	1,962	4.0%	1,532	4.4%
Loss on disposal of long-lived assets	227	0.5%	—	—%
Total operating expenses	45,691	92.0%	23,769	68.0%
Income from operations	3,963	8.0%	11,198	32.0%
Interest expense, net	1,559	3.1%	1,171	3.3%
Pre-tax net income	2,404	4.8%	10,027	28.7%
Income tax expense	1,821	3.7%	—	—%
Net income	$583	1.2%	$10,027	28.7%
Overview—Our financial results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflect the addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 13.
Revenue—Our revenue increased $14.7 million, or 42.0%, compared to the same period in 2021. The increase is the result of adding four de novo centers which expanded our footprint from 15 centers to 19 centers and our number of procedure rooms from 25 to 38 as of June 30, 2022. We have also experienced strong revenue per case growth over the prior year of 16.0%. This increase is primarily due to patients having more areas treated at one visit as compared to prior periods and we attribute this to our brand awareness focus and more specifically to AirSculpt TV, which allows prospective patients to see live procedures being performed.
Revenue also increased due to our same-center case volume, which increased to 3,155 cases from 3,014 cases for the three months ended June 30, 2022, a 4.7% increase compared to the same period in 2021. This increase at our existing centers relates to continued expansion of our social media and marketing capabilities to drive further brand awareness and increase consumer acceptance for our procedures.
Cost of Service—Our cost of services increased $6.3 million, or 55.9%, compared to the three months ended June 30, 2021. This increase is attributable to opening four centers since the 2021 period and an increase in our same center volumes and revenue. Cost of service was 35.2% and 32.1% as a percentage of revenue for the three months ended June 30, 2022 and 2021, respectively. This increase is primarily due to adding four de novo centers over the prior period. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years. Cost of services was also impacted by clinical additions to our nursing teams. These investments will further enhance quality and safety for our patients and better prepare us for future growth in both existing centers and the new centers we are developing.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $15.7 million, or 151.7%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase is primarily related to the addition of public company costs of approximately $1.9 million and an increase in equity-based compensation of

$7.2 million. This increase is also related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue was at 52.4% and 29.5% for the three months ended June 30, 2022 and 2021, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $7.6 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively. Our customer acquisition costs were approximately $2,000 and $1,300 per customer in the three months ended June 30, 2022 and 2021, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $18.4 million and $6.4 million for the three months ended June 30, 2022 and 2021, respectively. As previously mentioned, equity-based compensation, increasing our corporate overhead, and public company costs were the three main drivers for this increase. We expect our general and administrative expenses to increase over time in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company. We also expect to expand our corporate team to support the opening of new centers and growth at existing facilities.
Loss on debt modification—We recognized a $0.7 million loss related to amending our existing credit agreement in May 2021, adding an incremental $52.0 million of senior secured term loans.
Depreciation and Amortization—Depreciation and amortization increased to approximately $2.0 million for the three months ended June 30, 2022 compared to $1.5 million for the same period in 2021. This increase is the result of having four additional de novo centers during the three months ended June 30, 2022 as compared to the 2021 period.
Loss on disposal of long-lived assets—We recognized a $0.2 million loss related to the disposal of previous leasehold improvements as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense increased to $1.6 million from $1.2 million for the three months ended June 30, 2022 and 2021, respectively. The increase is the result of adding an incremental $52.0 million of senior secured term loans in May 2021.
Income Tax Expense—As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our effective tax rate is 75.7% for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table and notes summarize certain results from the statements of income for each of the periods indicated and the changes between periods. The table also show the percentage relationship to revenue for the periods indicated:

	Six Months Ended June 30,
	2022		2021
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$89,198	100.0%	$61,108	100.0%
Operating expenses:
Cost of service	32,154	36.0%	20,008	32.7%
Selling, general and administrative	50,177	56.3%	18,990	31.1%
Loss on debt modification	—	—%	682	1.1%
Depreciation and amortization	3,848	4.3%	3,023	4.9%
Loss on disposal of long-lived assets	227	0.3%	—	—%
Total operating expenses	86,406	96.9%	42,703	69.9%
Income from operations	2,792	3.1%	18,405	30.1%
Interest expense, net	3,051	3.4%	1,757	2.9%
Pre-tax net (loss)/income	(259)	(0.3)%	16,648	27.2%
Income tax benefit	(149)	(0.2)%	—	—%
Net (loss)/income	$(110)	(0.1)%	$16,648	27.2%
Overview— Our financial results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflect the addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 13.
Revenue—Our revenue increased $28.1 million, or 46.0%, compared to the same period in 2021. The increase is the result of adding 4 de novo centers which expanded our footprint from 15 centers to 19 centers and our number of procedure rooms from 25 to 38 as of June 30, 2022. We have also experienced strong revenue per case growth over the prior year of 15.6%. This increase is primarily due to patients having more areas treated at one visit as compared to prior periods and we attribute this to our brand awareness focus and more specifically to AirSculpt TV, which allows prospective patients to see live procedures being performed.
Revenue also increased due to our same-center case volume, which increased to 5,710 cases from 5,308 cases for the six months ended June 30, 2022 compared to the same period in 2021. This increase at our existing centers relates to continued expansion of our social media and marketing capabilities to drive further brand awareness and increase consumer acceptance for our procedures.
Cost of Service—Our cost of service increased $12.1 million, or 60.7%, compared to the six months ended June 30, 2021. This increase is primarily attributable to opening four de novo centers since the 2021 period and an increase in our same center volumes and revenue. Cost of service was 36.0% and 32.7% as a percentage of revenue for the six months ended June 30, 2022 and 2021, respectively. This increase is primarily due to adding four de novo centers over the prior period. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years. Cost of services was also impacted by clinical additions to our nursing teams. These investments will further enhance quality and safety for our patients and better prepare us for future growth in both existing centers and the new centers we are developing.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $31.2 million, or 164.2%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase is primarily related to the addition of public company costs of approximately $4.2 million and an increase in equity-based compensation of $7.2 million. This increase is also related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue were 56.3% and 31.1% for the six months ended June 30, 2022 and 2021, respectively.
Selling expenses consist of advertising spend for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $14.7 million and $7.5 million for the six months ended June 30, 2022 and 2021, respectively. Our customer acquisition costs were approximately $2,150 and $1,400 per customer in the six months ended June 30, 2022 and 2021, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), unit-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $35.4 million and $11.4 million for the six months ended June 30, 2022 and 2021, respectively. As previously mentioned, equity-based compensation and public company costs were the two main drivers for this increase. We expect our general and administrative expenses to increase over time in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company. We also expect to expand our corporate team to support the opening of new centers and growth at existing facilities.
Loss on debt modification—We recognized a $682,000 loss related to amending our existing credit agreement in May 2021, adding an incremental $52.0 million of senior secured term loans.
Depreciation and Amortization—Depreciation and amortization increased to approximately $3.8 million for the six months ended June 30, 2022 compared to $3.0 million for the same period in 2021. This increase is the result of having three additional de novo centers during the six months ended June 30, 2022 as compared to the 2021 period.
Loss on disposal of long-lived assets—We recognized a $0.2 million loss related to the disposal of previous leasehold improvements as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense increased to $3.1 million from $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase is the result of adding an incremental $52.0 million of senior secured term loans in May 2021.
Income Tax Expense— As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our effective tax rate is 58% and —% for the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022, we had $35.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of June 30, 2022.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Cash Flows Provided By (Used For):
Operating activities	$17,478	$23,814
Investing activities	(6,139)	(3,149)
Financing activities	(1,433)	(14,196)
Net increase in cash and cash equivalents	9,906	6,469
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the six months ended June 30, 2022, our operating cash flow decreased by $6.3 million compared to the same period in 2021. This decrease is primarily driven by $4.2 million of public company costs in the six months ended June 30, 2022 which did not exist in the prior year period. At June 30, 2022, we had working capital of $21.4 million compared to $13.0 million at December 31, 2021.
As a result of the increasing risk of a recession as well as other macroeconomic and geopolitical headwinds, we may experience reduced cash flow from operations if we experience decreased revenues.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $6.1 million and $3.1 million, respectively. These expenditures were used to open new de novo centers, facilitate the addition of new procedure rooms to existing facilities, and invest in improvements to our medical equipment and technology during the period. The increase in investing activities during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was attributable to capital expenditures for de novo center activities, construction related to adding procedure rooms to existing facilities, and investments in improving our medical equipment and technology.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 was $1.4 million. During the six months ended June 30, 2022, we made distributions to our former member of $1.0 million and made scheduled principal payments on our debt of $0.4 million.
Net cash used in financing activities for the six months ended June 30, 2021 was $14.2 million. For the six months ended June 30, 2021, we made distributions to EBS Parent, LLC of $63.8 million, had borrowings under our credit agreement of $50.0 million and paid scheduled principal payments on our debt of $0.4 million.
Long-term Debt
The carrying value of our total indebtedness was $82.7 million and $82.6 million, which includes unamortized deferred financing costs and issuance discount of $1.2 million and $1.7 million, as of June 30, 2022 and December 31, 2021, respectively.
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
Under the credit agreement, we are obligated to make interest payments on the last day of each month. All outstanding loans bear interest based on either a base rate or LIBOR (in all cases, the LIBOR component has a floor of 1%) plus an applicable per annum margin of 4.5% (base rate) or 5.5% (LIBOR) if our total leverage ratio, as defined in the credit agreement, is equal to or greater than 2.5x and less than 4.25x. If our total leverage ratio is equal to or greater than 4.25x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 5.0% (base rate) or 6.0% (LIBOR). If our total leverage ratio is below 2.5x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 4.0% (base rate) or 5.0% (LIBOR). At June 30, 2022, the applicable per annum margins under the credit agreement were 4.0% (base rate) and 5.0% (LIBOR). Additionally, we are required to pay an unused credit facility fee equal to 0.5% per annum on the unused amount of the revolving line of credit.
If our total leverage ratio exceeds 4.25x for the preceding twelve-month period the principal payment on the term loan is $250,000 per quarter or, beginning on September 30, 2021, $531,250 per quarter. Also, additional principal prepayments could be required if excess cash flow exists, as defined in the credit agreement.
All borrowings under the credit facility are collateralized by substantially all our assets. We are subject to certain restrictive financial covenants including quarterly total leverage ratio and fixed charge ratio requirements and a limit on capital expenditures. We are in compliance with all covenants and have no letters of credit outstanding as of June 30, 2022 and December 31, 2021.
On October 25, 2021, we amended certain provisions in our credit agreement related to the IPO transaction. The amendment revises certain definitions and covenant requirements but does not change the timing or amount of principal payments or interest due under the agreement. As of June 30, 2022, we were in compliance with all revised covenant requirements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.
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
Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to either LIBOR plus 5.5% or a base rate plus 4.5% if the Company’s total leverage is equal to or greater than 2.5x and less than 4.25x as defined in our Credit Agreement. As of June 30, 2022, we had term loan borrowings of $83.8 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.8 million.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2022.
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
Date: August 12, 2022