Form 10-Q
period 2022-09-30
Airsculpt Technologies, Inc.
filed 2022-11-14
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
As of November 11, 2022, there were 56,172,447 shares of the registrant’s common stock outstanding.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Other Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Member’s/Stockholders' Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signatures		29

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

PART I FINANCIAL INFORMATION
Item. 1 Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
($000s)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,600	$25,347
Prepaid expenses and other current assets	2,137	4,093
Total current assets	9,737	29,440
Property and equipment, net	22,295	13,627
Other long-term assets	3,297	1,742
Right of use operating lease assets	24,570	18,159
Intangible assets, net	52,287	55,852
Goodwill	81,734	81,734
Total assets	$193,920	$200,554
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,090	$2,670
Accrued payroll and benefits	1,743	2,509
Current portion of long-term debt	850	850
Deferred revenue and patient deposits	2,221	2,810
Accrued and other current liabilities	1,299	4,103
Current right of use operating lease liabilities	4,349	3,473
Total current liabilities	13,552	16,415
Long-term debt, net	81,602	81,755
Deferred tax liability	4,351	4,351
Long-term right of use operating lease liabilities	20,409	14,505
Other long-term liabilities	1,535	—
Total liabilities	121,449	117,026
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 55,640,154	56	56
Additional paid-in capital	80,231	83,865
Accumulated other comprehensive income	64	—
Accumulated deficit	(7,880)	(393)
Total stockholders' equity	72,471	83,528
Total liabilities and stockholders' equity	$193,920	$200,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($000s)	2022	2021	2022	2021
Revenue	$38,892	$34,651	$128,090	$95,759
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	14,888	11,410	47,042	31,462
Selling, general and administrative	23,397	11,980	73,574	30,926
Loss on debt modification	—	—	—	682
Depreciation and amortization	1,994	1,641	5,842	4,664
(Gain)/loss on disposal of long-lived assets	(12)	—	215	—
Total operating expenses	40,267	25,031	126,673	67,734
(Loss)/income from operations	(1,375)	9,620	1,417	28,025
Interest expense, net	1,770	1,566	4,821	3,323
Pre-tax net (loss)/income	(3,145)	8,054	(3,404)	24,702
Income tax expense	4,232	—	4,083	—
Net (loss)/income	$(7,377)	$8,054	$(7,487)	$24,702

Loss per share of common stock
Basic	$(0.13)	N/A	$(0.13)	N/A
Diluted	$(0.13)	N/A	$(0.13)	N/A
Weighted average shares outstanding
Basic	55,640,154	N/A	55,640,154	N/A
Diluted	55,640,154	N/A	55,640,154	N/A
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($000s)	2022	2021	2022	2021
Net (loss)/income	$(7,377)	$8,054	$(7,487)	$24,702
Other comprehensive income:
Change in foreign currency translation adjustment	64	—	64	—
Total other comprehensive income	64	—	64	—
Comprehensive (loss)/income	(7,313)	8,054	(7,423)	24,702

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Member's/Stockholders' Equity (Unaudited)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s)	Member’s Equity	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2020	$123,676	—	$—	$—	$—	$—	$123,676
Distributions	(3,658)	—	—	—	—	—	(3,658)
Equity-based compensation	86	—	—	—	—	—	86
Net income	6,621	—	—	—	—	—	6,621
Balance at March 31, 2021	$126,725	$—	$—	$—	$—	$—	$126,725
Distributions	(60,120)	—	—	—	—	—	(60,120)
Equity-based compensation	86	—	—	—	—	—	86
Net income	10,027	—	—	—	—	—	10,027
Balance at June 30, 2021	$76,718	$—	$—	$—	$—	$—	$76,718
Distributions	(2,844)	—	—	—	—	—	(2,844)
Equity-based compensation	86	—	—	—	—	—	86
Net income	8,054	—	—	—	—	—	8,054
Balance at September 30, 2021	$82,014	$—	$—	$—	$—	$—	$82,014

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s)	Member’s Equity	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2021	$—	55,640,154	$56	$83,865	$—	$(393)	$83,528
Distributions	—	—	—	(282)	—	—	(282)
Equity-based compensation	—	—	—	7,316	—	—	7,316
Net loss	—	—	—	—	—	(693)	(693)
Balance at March 31, 2022	$—	55,640,154	$56	$90,899	$—	$(1,086)	$89,869
Distributions	—	—	—	(294)	—	—	(294)
Equity-based compensation	—	—	—	7,275	—	—	7,275
Net income	—	—	—	—	—	583	583
Balance at June 30, 2022	$—	55,640,154	$56	$97,880	$—	$(503)	$97,433
Distributions	—	—	—	(156)	—	—	(156)
Dividends	—	—	—	(24,863)	—	—	(24,863)
Equity-based compensation	—	—	—	7,370	—	—	7,370
Net loss	—	—	—	—	—	(7,377)	(7,377)
Other	—	—	—	—	64	—	64
Balance at September 30, 2022	$—	55,640,154	$56	$80,231	$64	$(7,880)	$72,471

The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($000s)	2022	2021
Cash flows from operating activities
Net (loss)/ income	$(7,487)	$24,702
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	5,842	4,664
Equity-based compensation	21,961	258
Non-cash interest expense; amortization of debt costs	706	399
Loss on debt modification	—	682
Loss on disposal of long-lived assets	215	—
Changes in assets and liabilities
Prepaid expense and other current assets	2,079	(604)
Other assets	(8,165)	(1,585)
Accounts payable	(287)	291
Deferred revenue and patient deposits	(589)	1,100
Accrued and other liabilities	3,532	2,432
Net cash provided by operating activities	17,807	32,339
Cash flows from investing activities
Purchases of property and equipment, net	(10,726)	(4,726)
Net cash used in investing activities	(10,726)	(4,726)
Cash flows from financing activities
Payment on term loan	(637)	(626)
Borrowings on term loan, net	—	49,994
Distribution to member	(1,159)	(66,622)
Dividends paid to shareholders	(22,812)	—
Payment of deferred loan costs	(220)	—
Net cash used in financing activities	(24,828)	(17,254)
Net (decrease)/increase in cash and cash equivalents	(17,747)	10,359
Cash and cash equivalents
Beginning of period	25,347	10,379
End of period	$7,600	$20,738

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,116	$2,722
Cash paid for taxes	$4,368	$—

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$695	$—
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
Basis of Presentation
The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and member's/stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of September 30, 2022 and December 31, 2021 are included in deferred revenue and patient deposits.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and nine months ended September 30, 2022 and 2021.

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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the three and nine months ended September 30, 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the three and nine months ended September 30, 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
Prior to the IPO, the EBS Intermediate Parent, LLC structure included only LLC common units. As a result, the Company does not believe earnings per share to be a meaningful presentation in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $5.4 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively, and $15.4 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of September 30, 2022 or December 31, 2021. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has effective tax rates of approximately (134.6)% and (119.9)% for the three and nine months ended September 30, 2022, respectively, and —% and —% for the three and nine months ended September 30, 2021, respectively, inclusive of all applicable U.S. federal and state income taxes. Prior to the Reorganization, the Company was not subject to federal taxation.
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2022. There were no triggering events during the three and nine months ended September 30, 2022 and 2021.
The Company had goodwill of $81.7 million at September 30, 2022 and December 31, 2021.
Intangible assets consisted of the following at September 30, 2022 and December 31, 2021 (in 000’s):

	September 30, 2022	December 31, 2021	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(14,293)	(11,613)
Accumulated amortization of tradenames and trademarks	(4,720)	(3,835)
Total intangible assets	$52,287	$55,852
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended September 30, 2022 and 2021, and $3.6 million for both of the nine months ended September 30, 2022 and 2021.

NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2022 and December 31, 2021 property and equipment consists of the following: (in 000’s):

	September 30, 2022	December 31, 2021
Medical equipment	$7,229	$3,753
Office and computer equipment	271	207
Furniture and fixtures	2,615	1,976
Leasehold improvements	13,492	7,726
Construction in progress	3,832	2,873
Less: Accumulated depreciation and amortization	(5,144)	(2,908)
Property and equipment, net	$22,295	$13,627
Depreciation expense was approximately $0.8 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 4 – DEBT
In October 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a lender. Under the terms of the Credit Agreement, we obtained a $34.0 million term loan. In May 2021, the Company amended the Credit Agreement by adding an incremental $52.0 million senior secured term loan, resulting in an $83.6 million term loan in aggregate. The proceeds from this loan plus excess cash on the balance sheet were used to pay a distribution to EBS Parent, LLC (the "Parent") of approximately $59.7 million and the related fees for this transaction. Beginning on June 30, 2021, the quarterly principal payments increased from $100,000 to $212,500.
On August 11, 2022 the Company amended the Credit Agreement to provide for (i) the payment of cash dividends in an amount not to exceed $23.0 million on or prior to September 30, 2022 and (ii) the payment of cash dividends in an amount not to exceed $2.0 million with respect to securities that are not vested at the time such cash dividend is paid. In doing so, the Company incurred an amendment fee of $0.2 million. There were no other changes in the terms of the Credit Agreement during the three and nine months ended September 30, 2022.
Total borrowings as of September 30, 2022 and December 31, 2021 were as follows (in 000’s):

	September 30, 2022	December 31, 2021
Term loan	$83,625	$84,262
Unamortized debt discounts and issuance costs	(1,173)	(1,657)
Total debt, net	82,452	82,605
Less: Current portion	(850)	(850)
Long-term debt, net	$81,602	$81,755
As of September 30, 2022, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of September 30, 2022 is as follows (in 000’s):

2022	$212
2023	83,413
Total maturities	$83,625
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio, fixed charge ratio requirements and a limit on capital expenditures. The Company is in compliance with all covenants and has no letter of credit outstanding as of September 30, 2022.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended September 30, 2022 and 2021, the Company incurred rent expense of $1.3 million and $0.7 million, respectively, for its medical office suites. For the nine months ended September 30, 2022 and 2021, the Company incurred rent expense of $3.4 million and $2.4 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $91,000 and $22,000 for the three months ended September 30, 2022 and 2021, respectively, and $254,000 and $66,000 for the nine months ended September 30, 2022 and 2021, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the nine months ended September 30, 2022 and 2021 (in 000’s):

	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,797	$2,366
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,404	$3,651
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ended December 31,

2022 (excluding the nine months ended September 30, 2022)	$1,200
2023	4,979
2024	5,352
2025	5,457
2026	5,057
Thereafter	9,602
Total lease payments	31,647
Less: imputed interest	(6,889)
Total lease obligations	$24,758
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
Subsequent to the IPO and Reorganization, AirSculpt established the 2021 Equity Incentive Plan. During the nine months ended September 30, 2022, the Company granted 285,423 restricted stock units to executive officers and employees and 73,708 restricted stock units to directors. These RSUs are not considered outstanding until vested. Certain restricted stock units are subject to time-based vesting conditions while other restricted stock units are subject to performance-based vesting conditions. Of the total restricted stock units granted 103,936 had market-based performance vesting conditions. The market vesting criteria is based on the Company’s actual performance and/or market condition results as compared to the targets. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The time-based vesting units fair values were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The fair values of restricted stock units with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $7.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $22.0 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
On August 10, 2022, the Board of Directors of the Company approved a $0.41 per share special cash dividend. The dividend was paid on September 14, 2022, to shareholders of record at the close of business on August 26, 2022. Cash dividends paid totaled $22.8 million for the three and nine months ended September 30, 2022. The Company's unvested stock units participate in dividends and as such, the Company accrued $2.1 million in dividends payable, of which $0.5 million is current.
The Company recognized distributions to the Parent of approximately $0.2 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $1.2 million and $66.6 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the three and nine months ended September 30, 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the three and nine months ended September 30, 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(7,377)	N/A	$(7,487)	N/A
Denominator:
Weighted average shares of common stock outstanding - basic	55,640,154	N/A	55,640,154	N/A
Add: Effect of dilutive securities	—	N/A	—	N/A
Weighted average shares of common stock outstanding - diluted	55,640,154	N/A	55,640,154	N/A
Loss per share of common stock outstanding - basic and diluted	$(0.13)	N/A	$(0.13)	N/A
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	2,565,267	N/A	2,565,267	N/A
Performance and market-based stock units	2,435,917	N/A	2,435,917	N/A
NOTE 8 – INCOME TAXES
As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. The Company's income tax expense for the three and nine months ended September 30, 2022 was $4.2 million and $4.1 million, respectively, and the effective tax rate for the three and nine months ended September 30, 2022 was (134.6)% and (119.9)%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of September 30, 2022 or December 31, 2021.
NOTE 9 – RELATED PARTY TRANSACTIONS
The Company entered into a professional services agreements, effective October 2, 2018, with Vesey Street Capital Partners, LLC, JCBI II, LLC, and Dr. Aaron Rollins (collectively the “Advisors”), where the Advisors provided certain managerial and advisory services to the Company. Each of the Advisors had an ownership interest in the Parent. Under the professional services agreements, the Company agreed to pay the Advisors an aggregate annual fee (also referred to as the sponsor management fee) of the greater of $500,000 or 2% of consolidated earnings before interest, tax, depreciation and amortization, payable in advance quarterly installments, and the fee was allocated between the Advisors based on the outstanding Parent Class A Units held. Under the agreements, the Company also reimbursed the Advisors for any out-of-pocket expenses incurred related to providing their services. In conjunction with the IPO and Reorganization, the professional services agreements with the Advisors were terminated. During the three months ended September 30, 2022 and 2021, the Company incurred sponsor management fees of approximately $— and $417,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred sponsor management fees of approximately $— and $667,000, respectively.
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
NOTE 12 – SUBSEQUENT EVENTS
On November 7, 2022, the Company entered into a new credit agreement with a syndicate of lenders (the "new Credit Agreement") maturing November 7, 2027. Pursuant to the new Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Borrower’s $83.6 million outstanding principal balance under its existing credit facility.
Under the new Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin of 2.0% (base rate) or 3.0% (SOFR) if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the interest rate is based on either a base rate or SOFR plus an applicable per annum margin of 1.5% (base rate) or 2.5% (SOFR). If the Company's total leverage ratio is below 1.0x, the interest rate is based on either a base rate or SOFR plus an applicable per annum margin of 1.0% (base rate) or 2.0% (SOFR).

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
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience under its brand, Elite Body Sculpture. At Elite Body Sculpture, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. We opened a new center in Las Vegas, NV in March 2022, in Boston, MA in July 2022, and in Philadelphia, PA in November 2022. We deliver our AirSculpt® procedures through a growing nationwide footprint of 21 centers across 17 states as of November 14, 2022.
For the three and nine months ended September 30, 2022, we performed 2,879 and 9,726 cases, respectively. For the three and nine months ended September 30, 2022, we generated approximately $38.9 million and $128.1 million of revenue, respectively, compared to $34.7 million and $95.8 million for the three and nine months ended September 30, 2021, respectively. This represents approximately 12% growth for the three months ended September 30, 2022 over the same period in prior year and approximately 34% growth for the nine months ended September 30, 2022 over the same period in prior year.
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:
Cases Performed and Revenue per Case
Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit; notwithstanding that, a patient may have multiple areas treated during one visit. We believe this provides the best approach for assessing our revenue performance and trends. Our cases per procedure room is lower in the current period due to the recent addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 16 over the prior year. We believe this decline to be temporary as the new procedure rooms ramp up. The expansion of procedure rooms will provide an ample platform for the Company's continued future growth.

Total Case and Revenue Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cases	2,879	2,743	9,726	8,165
Case growth	5.0%	N/A	19.1%	N/A
Revenue per case	$13,509	$12,632	$13,170	$11,728
Revenue per case growth	6.9%	N/A	12.3%	N/A
Number of facilities	20	16	20	16
Number of total procedure rooms	43	27	43	27
Same-Center Information
For the three months ended September 30, 2022 and 2021, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since July 1, 2021. We define same-center facilities and procedure rooms based on if a facility has been owned or operated since July 1, 2021.
For the nine months ended September 30, 2022 and 2021, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2021. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2021.
Same-Center Case and Revenue Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cases	2,535	2,743	7,983	7,863
Case growth	(7.6)%	N/A	1.5%	N/A
Revenue per case	$13,381	$12,632	$13,132	$11,697
Revenue per case growth	5.9%	N/A	12.3%	N/A
Number of facilities	16	16	14	14
Number of total procedure rooms	34	27	28	23
Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA Margin
We report our financial results in accordance with GAAP, however, management believes the evaluation of our ongoing operating results may be enhanced by a presentation of Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures.
We define Adjusted EBITDA as net income/(loss) excluding depreciation and amortization, net interest expense, income tax expense/(benefit), sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation. We include Adjusted EBITDA because it is an important measure on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not include results from equity-based compensation and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net (loss)/income	$(7,377)	$8,054	$(7,487)	$24,702
Plus
Sponsor management fee	—	417	—	667
Equity-based compensation	7,370	86	21,961	258
Loss on debt modification	—	—	—	682
IPO related costs	—	—	731	—
Pre-opening de novo and relocation costs	1,089	307	3,185	1,289
Restructuring and related severance costs	108	45	838	314
Depreciation and amortization	1,994	1,641	5,842	4,664
(Gain)/loss on disposal of long-lived assets	(12)	—	215	—
Interest expense, net	1,770	1,566	4,821	3,323
Income tax expense	4,232	—	4,083	—
Adjusted EBITDA	$9,174	$12,116	$34,189	$35,899
Adjusted EBITDA Margin	23.6%	35.0%	26.7%	37.5%
Impact of COVID-19
Through the first nine months of 2022, we experienced only minor impact at our centers, primarily due to staffing challenges brought on by COVID-19. We continue to monitor the current COVID-19 situation in each market we perform procedures and will react accordingly.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also show the percentage relationship to revenue for the periods indicated:

	Three Months Ended September 30,
	2022		2021
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$38,892	100.0%	$34,651	100.0%
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	14,888	38.3%	11,410	32.9%
Selling, general and administrative	23,397	60.2%	11,980	34.6%
Loss on debt modification	—	—%	—	—%
Depreciation and amortization	1,994	5.1%	1,641	4.7%
(Gain) on disposal of long-lived assets	(12)	—%	—	—%
Total operating expenses	40,267	103.5%	25,031	72.2%
Income from operations	(1,375)	(3.5)%	9,620	27.8%
Interest expense, net	1,770	4.6%	1,566	4.5%
Pre-tax net (loss)/income	(3,145)	(8.1)%	8,054	23.2%
Income tax expense	4,232	10.9%	—	—%
Net (loss)/income	$(7,377)	(19.0)%	$8,054	23.2%
Overview—Our financial results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflect the addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 16.
Revenue—Our revenue increased $4.2 million, or 12.2%, compared to the same period in 2021. The increase is the result of adding four de novo centers which expanded our footprint from 16 centers to 20 centers and our number of procedure rooms from 27 to 43 as of September 30, 2022. We have also experienced strong revenue per case growth over the prior year of 6.9%. This increase is primarily due to patients having more areas treated at one visit as compared to prior periods and we attribute this to our brand awareness focus and more specifically to AirSculpt TV, which allows prospective patients to see live procedures being performed.
Same store revenue for the three months ended September 30, 2022, declined by 2.1%. This was driven by a more pronounced seasonality during the quarter as several doctors at some of our larger centers took extended vacations which deferred cases into future periods.
Cost of Service—Our cost of services increased $3.5 million, or 30.5%, compared to the three months ended September 30, 2021. This increase is attributable to opening four centers since the 2021 period. Cost of service was 38.3% and 32.9% as a percentage of revenue for the three months ended September 30, 2022 and 2021, respectively. This increase is primarily due to adding four de novo centers over the prior period. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years. Cost of services was also impacted by clinical additions to our nursing teams. These investments will further enhance quality and safety for our patients and better prepare us for future growth in both existing centers and the new centers we are developing.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $11.4 million, or 95.3%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase is primarily related to the addition of public company costs of approximately $1.8 million and an increase in equity-based compensation of $7.2 million. This increase is also related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we open new de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue was at 60.2% and 34.6% for the three months ended September 30, 2022 and 2021, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $7.6 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively. Our customer acquisition costs were approximately $2,650 and $2,200 per customer in the three months ended September 30, 2022 and 2021, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $15.8 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively. As previously mentioned, equity-based compensation, increasing our corporate overhead, and public company costs were the three main drivers for this increase. We expect our general and administrative expenses to increase over time in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company. We also expect to expand our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $2.0 million for the three months ended September 30, 2022 compared to $1.6 million for the same period in 2021. This increase is the result of having four additional de novo centers during the three months ended September 30, 2022 as compared to the 2021 period.
Loss on disposal of long-lived assets—We recognized a $12,000 gain related to the disposal of previous leasehold improvements as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense increased to $1.8 million from $1.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase is due to rising interest rates in the current quarter.
Income Tax Expense—As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our effective tax rate is (134.6)% for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also show the percentage relationship to revenue for the periods indicated:

	Nine Months Ended September 30,
	2022		2021
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$128,090	100.0%	$95,759	100.0%
Operating expenses:
Cost of service	47,042	36.7%	31,462	32.9%
Selling, general and administrative	73,574	57.4%	30,926	32.3%
Loss on debt modification	—	—%	682	0.7%
Depreciation and amortization	5,842	4.6%	4,664	4.9%
Loss on disposal of long-lived assets	215	0.2%	—	—%
Total operating expenses	126,673	98.9%	67,734	70.7%
Income from operations	1,417	1.1%	28,025	29.3%
Interest expense, net	4,821	3.8%	3,323	3.5%
Pre-tax net (loss)/income	(3,404)	(2.7)%	24,702	25.8%
Income tax expense	4,083	3.2%	—	—%
Net (loss)/income	$(7,487)	(5.8)%	$24,702	25.8%
Overview— Our financial results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflect the addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 16.
Revenue—Our revenue increased $32.3 million, or 33.8%, compared to the same period in 2021. The increase is the result of adding 4 de novo centers which expanded our footprint from 16 centers to 20 centers and our number of procedure rooms from 27 to 43 as of September 30, 2022. We have also experienced strong revenue per case growth over the prior year of 12.3%. This increase is primarily due to patients having more areas treated at one visit as compared to prior periods and we attribute this to our brand awareness focus and more specifically to AirSculpt TV, which allows prospective patients to see live procedures being performed.
Revenue also increased due to our same-center case volume, which increased to 7,983 cases from 7,863 cases for the nine months ended September 30, 2022 compared to the same period in 2021. This increase at our existing centers relates to continued expansion of our social media and marketing capabilities to drive further brand awareness and increase consumer acceptance for our procedures.
Cost of Service—Our cost of service increased $15.6 million, or 49.5%, compared to the nine months ended September 30, 2021. This increase is primarily attributable to opening four de novo centers since the 2021 period and an increase in our same center volumes and revenue. Cost of service was 36.7% and 32.9% as a percentage of revenue for the nine months ended September 30, 2022 and 2021, respectively. This increase is primarily due to adding four de novo centers over the prior period. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years. Cost of services was also impacted by clinical additions to our nursing teams. These investments will further enhance quality and safety for our patients and better prepare us for future growth in both existing centers and the new centers we are developing.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $42.6 million, or 137.9%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase is primarily related to the addition of public company costs of approximately $6.0 million and an increase in equity-based compensation of $21.7 million. This increase is also related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers.

Selling, general and administrative expenses as a percent of revenue were 57.4% and 32.3% for the nine months ended September 30, 2022 and 2021, respectively.
Selling expenses consist of advertising spend for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $22.4 million and $13.5 million for the nine months ended September 30, 2022 and 2021, respectively. Our customer acquisition costs were approximately $2,300 and $1,650 per customer in the nine months ended September 30, 2022 and 2021, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), unit-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $51.2 million and $17.4 million for the nine months ended September 30, 2022 and 2021, respectively. As previously mentioned, equity-based compensation and public company costs were the two main drivers for this increase. We expect our general and administrative expenses to increase over time in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company. We also expect to expand our corporate team to support the opening of new centers and growth at existing facilities.
Loss on debt modification—We recognized a $682,000 loss related to amending our existing credit agreement in May 2021, adding an incremental $52.0 million of senior secured term loans.
Depreciation and Amortization—Depreciation and amortization increased to approximately $5.8 million for the nine months ended September 30, 2022 compared to $4.7 million for the same period in 2021. This increase is the result of having four additional de novo centers during the nine months ended September 30, 2022 as compared to the 2021 period.
Loss on disposal of long-lived assets—We recognized a $0.2 million loss related to the disposal of previous leasehold improvements as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense increased to $4.8 million from $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase is the result of adding an incremental $52.0 million of senior secured term loans in May 2021.
Income Tax Expense— As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our effective tax rate is (120)% for the nine months ended September 30, 2022.
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
As of September 30, 2022, we had $7.6 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of September 30, 2022.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Cash Flows Provided By (Used For):
Operating activities	$17,807	$32,339
Investing activities	(10,726)	(4,726)
Financing activities	(24,828)	(17,254)
Net (decrease)/increase in cash and cash equivalents	(17,747)	10,359
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the nine months ended September 30, 2022, our operating cash flow decreased by $14.5 million compared to the same period in 2021. This decrease is primarily driven by $6.0 million of public company costs in the nine months ended September 30, 2022 which did not exist in the prior year period. Further, we have increased spending on our clinical infrastructure and brand awareness to support future growth. At September 30, 2022, we had working capital of $(3.8) million compared to $13.0 million at December 31, 2021.
As a result of the increasing risk of a recession as well as other macroeconomic and geopolitical headwinds, we may experience reduced cash flow from operations if we experience decreased revenues.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $10.7 million and $4.7 million, respectively. The increase in investing activities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was attributable to capital expenditures for de novo center activities, construction related to adding procedure rooms to existing facilities, and investments in improving our medical equipment and technology.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 was $24.8 million. During the nine months ended September 30, 2022, we made distributions to our former member of $1.2 million, paid cash dividends to shareholders of $22.8 million, and made scheduled principal payments on our debt of $0.6 million.
Net cash used in financing activities for the nine months ended September 30, 2021 was $17.3 million. For the nine months ended September 30, 2021, we made distributions to EBS Parent, LLC of $66.6 million, had borrowings under our credit agreement of $50.0 million and paid scheduled principal payments on our debt of $0.6 million.
Long-term Debt
The carrying value of our total indebtedness was $82.5 million and $82.6 million, which includes unamortized deferred financing costs and issuance discount of $1.2 million and $1.7 million, as of September 30, 2022 and December 31, 2021, respectively.
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
Under the credit agreement, we are obligated to make interest payments on the last day of each month. All outstanding loans bear interest based on either a base rate or LIBOR (in all cases, the LIBOR component has a floor of 1%) plus an applicable per annum margin of 4.5% (base rate) or 5.5% (LIBOR) if our total leverage ratio, as defined in the credit agreement, is equal to or greater than 2.5x and less than 4.25x. If our total leverage ratio is equal to or greater than 4.25x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 5.0% (base rate) or 6.0% (LIBOR). If our total leverage ratio is below 2.5x, the interest is based on either a base rate or LIBOR plus an applicable per annum margin of 4.0% (base rate) or 5.0% (LIBOR). At September 30, 2022, the applicable per annum margins under the credit agreement were 4.0% (base rate) and 5.0% (LIBOR). Additionally, we are required to pay an unused credit facility fee equal to 0.5% per annum on the unused amount of the revolving line of credit.
If our total leverage ratio exceeds 4.25x for the preceding twelve-month period the principal payment on the term loan is $250,000 per quarter or, beginning on September 30, 2021, $531,250 per quarter. Also, additional principal prepayments could be required if excess cash flow exists, as defined in the credit agreement.
All borrowings under the credit facility are collateralized by substantially all our assets. We are subject to certain restrictive financial covenants including quarterly total leverage ratio and fixed charge ratio requirements and a limit on capital expenditures. We are in compliance with all covenants and have no letters of credit outstanding as of September 30, 2022 and December 31, 2021.
On October 25, 2021, we amended certain provisions in our credit agreement related to the IPO transaction. The amendment revises certain definitions and covenant requirements but does not change the timing or amount of principal payments or interest due under the agreement. Additionally, on August 11, 2022 the Company amended the Credit Agreement to provide for the payment of cash dividends, including certain securities that are not vested at the time such cash dividend is paid. In doing so, we incurred an amendment fee of $0.2 million. As of September 30, 2022, we were in compliance with all revised covenant requirements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.
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
Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. Our Credit Agreement bears interest at a floating rate equal to either LIBOR plus 5.5% or a base rate plus 4.5% if the Company’s total leverage is equal to or greater than 2.5x and less than 4.25x as defined in our Credit Agreement. As of September 30, 2022, we had term loan borrowings of $83.6 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.8 million.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2022.
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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were No material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 dated March 11, 2022 and filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Increases in interest rates on any of our debt will result in higher debt service costs, which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from the ongoing military conflict between Russia and Ukraine.
The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from ongoing military conflict between Russia and Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. The length and impact of the ongoing military conflict is highly unpredictable, and resulted in market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in increased volatility and disruption to the global economy and the markets in which we operate adversely impacting our business, financial condition or results of operations.

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
10.1
Sixth Amendment to Credit Agreement by and among the Company, EBS Enterprises LLC, the Guarantors party thereto, the Lenders party thereto and First Eagle Alternative Capital Agents, Inc. (formerly known as THL Corporate Finance), as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40973), filed with the Securities and Exchange Commission on August 12, 2022).

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
Date: November 14, 2022