Form 10-K
period 2022-12-31
Airsculpt Technologies, Inc.
filed 2023-03-10
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $72.2 million.
The registrant had 56,385,671 shares of common stock outstanding as of March 10, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk”and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.
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
1

Part I
Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Elite Body Sculpture,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations (as defined hereinafter).
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
We believe our treatment results and elite patient experience have positioned Elite Body Sculpture as a preferred body contouring brand. We performed 13,063 body contouring procedures in 2022. Our proprietary and patented AirSculpt® method is minimally invasive because it requires no needle, no scalpel, no stitches and no general anesthesia to achieve transformational change that appears both natural and smooth. Our patients are guided by surgeons, nurses and patient care consultants through every step of the experience.
We have a broad offering of fat removal procedures across treatment areas. We also offer innovative fat transfer procedures that use the patient’s own fat cells to enhance the breasts, buttocks, hips or other areas and do not require silicone or foreign materials to be implanted. Our innovative body contouring procedures include the Power BBL®, a Brazilian butt lift procedure, the Up a Cup™, a breast enhancement procedure, and the Hip Flip™, an hourglass contouring procedure. Our motivation to provide the best body contouring outcomes for our patients fuels our innovation.
Further, the Company introduced AirSculpt® + and AirSculpt® Smooth in fiscal year 2022. AirSculpt® + is a new procedure that permanently removes fat and tightens the skin with unparalleled precision and finesse. Patients first target any area containing excess fat with AirSculpt®, then have that same area treated with a new technology that instantly tightens skin and improves laxity. This advanced, minimally invasive treatment combines helium gas and radiofrequency energy to create a plasma specially equipped to correct sagging skin and restore a youthful, natural appearance. AirSculpt® Smooth delivers effective and long-lasting cellulite reduction with one single treatment. AirSculpt® Smooth uses an advanced cellulite removal tool, which is FDA-cleared to target cellulite on the buttocks and thighs. Results appear almost instantly, and because AirSculpt® Smooth is heat-free, it can be used on any skin type.
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
We deliver our body contouring procedures through a growing, nationwide footprint of 22 centers across 18 states and Canada as of March 10, 2023. Our centers, located in metropolitan and suburban areas, offer a premium patient experience and luxurious, spa-like atmosphere. Due to restrictions on the corporate practice of medicine in many states, the professional associations (each, a “Professional Association,” and collectively, the “Professional Associations”) owned by the surgeons that operate our centers are responsible for all clinical aspects of the medical operations that take place in each of our centers, including contracting with the surgeons who perform procedures on patients at our centers.
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
Under the stewardship of our founder and Executive Chairman of our board of directors, Dr. Aaron Rollins, our director, Adam Feinstein, and the other management team members, we have built a results-driven culture. For the year ended December 31, 2022, we generated $168.8 million of revenue compared to $133.3 million for the year ended December 31, 2021, which represents approximately 26.6% growth. Additionally, we have invested in our social media and marketing capabilities to drive our brand awareness and increase consumer acceptance for our procedures. We believe we have significant opportunity to further grow our brand awareness, open new centers in the United States and internationally, and increase sales in our existing centers.

Our Growing Market Opportunity
Our Market Opportunity
We operate within the large and growing market for body fat reduction procedures. Our market includes both surgical procedures, such as liposuction and abdominoplasty procedures, as well as non-surgical procedures, such as cryolipolysis, ultrasound, laser lipolysis and other non-surgical body fat reduction procedures. The United States market for body fat reduction procedures was estimated to be $5.2 billion in 2021 by LifeSci Consulting, growing at approximately a 8.8% compound annual growth rate (“CAGR”) since 2017 and expected to grow at a 10% CAGR through 2026, according to Global Market Insights. The global market for body fat reduction procedures was estimated to be in excess of $10 billion in 2021.
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
As of December 31, 2022, our patent portfolio is comprised of two issued U.S. utility patents and one pending U.S. utility patent applications, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties, and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and one of our pending applications relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures.
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
We also offer fat transfer procedures, during which our surgeons transfer a patient’s collected fat cells to enhance the buttocks, breast, hips or aging hands to naturally enhance or sharpen a patient’s contours. Some of our most popular fat transfer procedures are:
•Power BBL® (“Brazilian Butt Lift”), which removes a patient’s unwanted fat from areas such as tummy or thighs and transfers it to the buttocks, giving a flatter stomach and slimmer waist, while shaping the buttocks and tightening the skin;
•Up a CupTM Breast Augmentation, which removes a patient’s natural fat, typically from the tummy or thighs, and transfers it to the breasts to increase size by about one cup. AirSculpt® enhanced breasts are all natural. No silicone or other foreign material is implanted; and
•Hip Flip®, which removes unwanted fat from one area of the body and transfers it to the hips to fill in the “hip dip” to create the coveted hourglass figure. It is often performed in combination with the Power BBL®.
We are continuously innovating to better serve our patients. In 2020, we started performing and trademarked the Hip Flip® procedure. Since then, we have continued to innovate and in 2020 we introduced the CankCure® procedure which removes fat and contours the calf and ankle area. In 2022, we introduced AirSculpt® + and AirSculpt® Smooth, as discussed above. We are only in the beginning stages of innovation and have much more to introduce to the body contouring field.
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
National and International Footprint Fueled by Attractive Unit Economics
We have a growing national footprint consisting of 22 centers across 18 states and Canada as of March 10, 2023. Further, we opened our newest center in Toronto, Canada in December 2022, which is the Company's first international facility. Our centers are located primarily in metropolitan cities near retail shops that our patients frequent and popular areas. On average, our centers contain two procedure rooms with the capacity to perform up to 36 surgeries a week, in addition to additional consultation offices for prospective patients. Our accreditation as an office-based practice under the Joint Commission demonstrates our commitment to safety and quality. In 2022, we generated revenue per case of $12,922 on average. We require 100% private pay upfront and face no reimbursement risk.
Our centers generate highly attractive unit-level economics and require only a modest investment to open. Given the consistently high level of demand for our services and the average price of our procedures, our centers typically achieve profitability within approximately three months, providing Elite Body Sculpture with a highly attractive and near-immediate return on invested capital.
Scaled Platform and Consistent Demand Drives Attractive Growth and Free Cash Flow
Our operating model is highly scalable and enables capital efficient growth. We have generated double digit growth in each of the years since 2015. For the year ended December 31, 2022, we generated approximately $169 million of revenue compared to approximately $133 million for the year ended December 31, 2021, which represents approximately 26.6% growth. We have a capital efficient business that requires minimal maintenance capital expenditures and working capital to support our operations, enabling us to generate strong cash flows to fund future growth. We have achieved consistent, self-funded growth since our founding in 2012 and have accelerated our performance in recent years.
Experienced Founder-Led Management Team to Support Growth
We are led by an experienced team united by our vision to redefine body contouring and a belief in our future growth potential. Our founder and Executive Chairman of our board of directors, Dr. Aaron Rollins, is a celebrity cosmetic surgeon that is recognized as a leader in body sculpting and has been featured across digital, print and TV. Dr. Rollins has been a licensed cosmetic surgeon since 2004. In addition, our director, Adam Feinstein, who founded Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”), has 25 years of experience working with many of the leading healthcare services companies, including service as a director of public and private healthcare company boards. They have partnered with our Chief Financial Officer, Dennis Dean, who has over 20 years of experience in the health care industry, including at Envision Healthcare and Surgery Partners.

Further, AirSculpt founder and former Chief Executive Officer, Dr. Aaron Rollins, recently became Executive Chairman of the board of directors. Dr. Rollins is primarily focused on leading the Company’s overall vision and providing strategic guidance. In addition, the Company recently appointed Todd Magazine as Chief Executive Officer. Mr. Magazine assumed CEO responsibilities at the end of January 2023. Mr. Magazine brings to AirSculpt more than 30 years of experience in retail operations and brand-building. For the past 10 years, he has been the CEO of Blink Fitness, a subsidiary of Equinox, where he led the company of over 1,500 employees from four locations to over 100 and increased membership 25x. Previously, he was North American President of Pfizer's OTC business, held president's roles for Gatorade and Quaker Oats at PepsiCo, and led various marketing teams at Procter & Gamble. We have built a strong and diverse team across our marketing and operations functions that is highly scalable and capable of supporting future growth. We have a results-driven team culture. We believe our combination of talent, experience, and culture gives us the ability to drive sustainable growth.
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
•Continue to Drive Sales Growth of Our Centers: We employ the following strategies to increase our procedures performed and drive higher revenue per procedure with the aim of continuing to accelerate our growth in existing centers:
◦Continue to add new procedure rooms: Our centers typically have two procedure rooms. We have the opportunity to continue to both add procedure rooms and adapt our schedule from primarily open six days to seven days a week in order to meet the strong demand from our patients for our services. Through referral and outreach, we plan to continue recruiting surgeons to operate on our growing number of patients and staff to conduct consultations and organize appointments.
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
◦Continue to introduce new, innovative procedures: Since our founding in 2012, we have demonstrated our ability to innovate with the novel introduction of the AirSculpt® method to the cosmetic surgery field. Over the past decade, we have generated more revenue per patient, which we believe is a direct result of our successful introduction of new procedures to meet our patients’ needs. Fat transfer has been a highly successful innovation and is now a critical component of our offering, enabling the artistry of many of our most popular and highest revenue procedures. We also continue to develop new procedures, such as the Hip Flip® and CankCure®, to meet our patients’ demand and drive traffic to our centers.
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
•Social, digital and traditional marketing: Our in-house marketing team generates continuous media coverage of our offering across social, digital, and traditional media channels, such as magazines and TV. By using web-based lead generation, we generate over 400,000 monthly website visits, primarily through optimized spend on Google’s marketing engine.
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
•Expand Internationally: We believe our brand has global appeal. We draw clients from international markets that travel to our existing centers for body contouring procedures. We believe there is significant opportunity to open new centers in densely populated, affluent international metropolitan regions. We opened our first international facility in Toronto, Canada in December 2022.

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
Our Marketing and Sales Efforts and Third-Party Financing
Our marketing efforts are driven by an in-house team of professionals that focus on digital and other platforms. In addition to monitoring and managing our social media presence, our team is focused on search engine optimization on our digital platform. For the year ended December 31, 2022, our total advertising costs were $20.6 million, split 85% digital advertising and 15% other advertising platforms.

Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Our total selling expenses for 2022 were approximately $22.4 million, or approximately 13.3% of revenue. Our customer acquisition costs were approximately $2,300 per customer in 2022.
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
Our consultants provide patients pricing information the day of their consult and, if requested by the patient, assist patients with securing third-party financing from entities such as CareCredit, Alphaeon Credit and United Medical Credit, enabling consumers to more quickly schedule their procedures. We do not face any risk in default of payment under that financing arrangement, which is solely between the patient and third party financing vendor. In 2022, approximately 43% of our cases involved the patient securing third-party financing.
Our Intellectual Property
As of December 31, 2022, our patent portfolio is comprised of two issued U.S. utility patents and one pending U.S. utility patent applications, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and one of our pending applications relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. We expect our issued patents to expire in 2033 or later.
AirSculpt®, AirSculpt+™, AirSculpt Plus™, AirSculpt Smooth™, AirSculpt Slim™, No Needle, No Scalpel, No Stitches®, If You Can Pinch It, We Can Take It®, Power BBL®, Tiny Tuck®, 48 Hour Six Pack®, AirSculpt is for Everybody®, Cure for the Hip Dip®, Hip Flip®, CankCure®, Next Generation Of Body Contouring, and our logo are U.S. registered trademarks or trademarks for which registration is pending in the United States. We have also registered AirSculpt® and certain other trademarks outside of the United States.
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
Employees
As of December 31, 2022, we employed approximately 291 full-time employees and approximately 11 part-time employees. We also had contracts with approximately 64 surgeons. While each center varies depending on its size, case volume and case types, we employ an average of approximately 10 full-time equivalent employees at our centers.
While we provide “full-time equivalent” information, a number of our employees work on flexible schedules rather than full-time, which increases our staffing efficiency. As a result, these employees also do not participate in our benefits structure, which we believe reduces the relative cost of our benefits plans to us. None of our employees is represented by a collective bargaining agreement.
Additional Information
The Company was founded by Dr. Rollins in 2012 and reorganized in 2018 as part of the acquisition by our Sponsor of a majority stake in the company prior to the IPO. AirSculpt Technologies, Inc. was incorporated in Delaware on June 30, 2021 and completed an IPO on October 28, 2021.
Our website address is www.elitebodysculpture.com and our investor relations website is located at https://investors.elitebodysculpture.com. The information posted on our website is not incorporated into this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

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

Risks Related to Our Business
•Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.
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
•We may not be able to successfully continue to expand in markets outside of North America.
•We may not be able to compete or achieve significant market penetration.
•Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from the ongoing military conflict between Russia and Ukraine.
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
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2023. Increases in interest rates on any of our debt will result in higher debt service costs, which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

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
To successfully continue to expand in markets outside of North America, we must address many issues with which we have limited experience.
Continued international expansion is subject to a number of risks, including:
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
As of December 31, 2022, we employed approximately 291 full-time employees and approximately 11 part-time employees. Many of our personnel are licensed to perform cosmetic services, including medical treatments, and hold licenses as physicians and nurses. Our success depends, in part, on our continuing ability to identify, hire, develop and retain highly qualified personnel, including surgeons and nurses, through our affiliated Professional Associations. The demand for medical professionals has increased significantly as a result of the COVID-19 pandemic. Further, even before the COVID-19 pandemic, the demand for medical professionals had been increasing as more consumers began gravitating to health and wellness treatments, such as medspa and cosmetic services. As a result, we have increased, and may continue to increase, the salaries and bonuses for both potential and existing personnel. Additionally, many of the jurisdictions in which we operate our centers have their own licensing or similar requirements applicable to our personnel, and the onboarding and training process for each of our employees and our independent contractors can take several months. If we cannot identify, hire, develop and retain adequate staff for our centers through our affiliated Professional Associations, we will not be able to open new centers on a timely basis or adequately staff existing centers.
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
Moreover, the COVID-19 pandemic and new COVID-19 variants have resulted in widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.
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
We, the Professional Associations and their surgeons maintain liability insurance in amounts that we believe are customary for the industry and appropriate in light of the risks attendant to our business. Currently, our affiliated Professional Associations maintain professional and general liability insurance that provides coverage on a claims-made basis of $2.0 million per occurrence with a retention of $25,000 per occurrence and $4.0 million in annual aggregate coverage. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella insurance policy in the aggregate of $6.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. In addition, surgeons who provide professional services in our centers are required to maintain separate malpractice coverage with similar minimum coverage limits. We also maintain a directors’ and officers’ insurance policy, which insures our directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers.
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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states and jurisdictions in which we have centers. As of the date of this Annual Report on Form 10-K, we operate through our arrangements with our affiliated Professional Associations twenty-two centers in Arizona, California, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, Nevada, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah, Washington, and Virginia as well as Toronto, Canada.
In addition, our centers located in California represented 20% of our revenue in 2022 and 24% of our revenue in 2021. If there were an adverse regulatory, economic or other development in any of the states and jurisdictions in which we have a higher concentration of centers there could be unanticipated adverse impacts on our business in those states and jurisdictions, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
We depend on our senior management, and we may be adversely affected if we lose any member of our senior management.
Because our senior management has been key to our growth and success, we are highly dependent on Dr. Aaron Rollins, our founder and Executive Chairman of our board of directors. We do not maintain “key man” life insurance policies on any of our officers. Competition for senior management generally, and within the cosmetic surgery and healthcare industry specifically, is intense and we may not be able to recruit and retain the personnel we need if we were to lose an existing member of senior management. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel, without adequate replacements, or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.

We rely on Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”) and the interests of our Sponsor may conflict with the interests of the Company and its other stockholders.
We have in recent years depended on our relationship with our Sponsor to help guide our business plan. Our Sponsor has significant expertise in financial matters. This expertise was available to us through the representatives our Sponsor has on our board of directors and as a result of our management agreement with an affiliate of our Sponsor (the "Management Agreement"). In connection with the completion of our IPO, the Management Agreement terminated. Daniel Sollof and Adam Feinstein remain on our board of directors and hold contractual rights to seats on our board of directors for as long as our Sponsor maintains certain levels of ownership of our common stock. Currently, affiliates of our Sponsor beneficially own 52.2% of our common stock. Affiliates of our Sponsor may elect to reduce their ownership in our Company, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.
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
As of December 31, 2022, total outstanding indebtedness under our senior credit facility was approximately $85.0 million, consisting of $85.0 million in senior secured term loans (the “Term Loan”) and $5.0 million revolving credit facility (the “Revolver”), of which approximately $5.0 million was undrawn (the “Term Loan and Revolving Facility”). Our leverage could have important consequences, including:
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

Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under our Term Loan and Revolving Facility. Upon the occurrence of an event of default under our Term Loan and Revolving Facility, the lenders could elect to declare all amounts outstanding under our Term Loan and Revolving Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, excluding assets of our non-guarantor subsidiaries, as security under our Term Loan and Revolving Facility. If the lenders under our Term Loan and Revolving Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Term Loan and Revolving Facility and our other indebtedness.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the Term Loan and Revolving Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of December 31, 2022 we had approximately $5.0 million available for additional borrowings under our Revolver, all of which is permitted to be incurred under the Term Loan and Revolving Facility subject to the conditions to borrowing thereunder. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
As of December 31, 2022, we had borrowings under our Term Loan and Revolving Facility with variable rate debt that was indexed to the Secured Overnight Financing Rate (“SOFR”). All outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin of 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. There is significant uncertainty with respect to the implementation of the phase out of the LIBOR and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs. Also, increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.
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
The COVID-19 crisis is still evolving and much of its impact remains unknown and difficult to predict. It could potentially negatively impact our financial performance in 2023 and beyond. We are uncertain of the full effect COVID-19 will have on our business for the longer term since the scope and duration of the pandemic is unknown, and evolving factors will impact the stability of economic recovery and growth.
While the COVID-19 pandemic recently appeared to be trending downward, new variants of COVID-19 continue to emerge and spread throughout the U.S. and globally. The global economy, our employees, patients, centers, communities, and business operations have been, and may continue to be, significantly affected by the COVID-19 pandemic and new variants. As new variants continue to emerge, the full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted.
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
In addition, our results and financial condition may be adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing new COVID-19 variants or the United States’ health care system, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow.
The foregoing potential disruptions to our business as a result of the COVID-19 pandemic (including the potential resurgences of COVID-19 and the emergence of new variants of COVID-19) may have a material adverse effect on our business and could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to service our indebtedness.
A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our centers could adversely impact our business.
If a pandemic, epidemic or outbreak of an infectious disease, including new COVID-19 variants, or other public health crisis were to affect the areas in which we operate, our business, including our revenue, profitability and cash flows, could be adversely affected. If any of our centers were involved, or perceived to be involved, in treating patients with a highly contagious disease, or there was an outbreak of a highly contagious disease in areas in which our centers are located, our patients might cancel or defer cosmetic procedures. This could result in reduced patient volumes and operating revenue, potentially over an extended period. Further, a pandemic, epidemic or outbreak of an infectious disease might adversely impact our business by causing temporary shutdowns of our centers or diversion of patients or by causing staffing shortages in our centers. We may be unable to locate replacement supplies, and ongoing delays could require us to reduce procedure volume or cause temporary shutdowns of our centers. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the extent to which new COVID-19 variants or other public health crisis will impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.
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
Further, our systems and facilities, and those of our contractors, consultants, collaborators, and third-party service providers, may be vulnerable to security incidents, including cyber-attacks, ransomware, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Recent cyberattacks purportedly originated in Russian controlled entities have exacerbated in the wake of Russia's invasion of Ukraine and our systems may be infiltrated by foreign actors. If unauthorized parties gain access to our facilities, networks, or databases, or those of our third-party vendors or business partners, they may be able to steal, publish, delete, use inappropriately, render unreadable or unusable, or modify our private and sensitive third-party information, including personally identifiable information, credit card information, and other sensitive, confidential, or proprietary information. In addition, employees may intentionally or inadvertently cause security incidents that result in unauthorized release of personally identifiable, sensitive, confidential, or proprietary information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.
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
Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors rightfully obtain our trade secrets or independently develop technology similar to ours or competing technologies, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. In addition, the Federal Trade Commission has proposed new regulations, which, if such regulations come into force in their proposed form and are found enforceable, would largely prohibit future, or render unenforceable most current, non-compete agreements in the United States that would otherwise protect the business.
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
We rely on trademarks, service marks and trade names to distinguish our procedures and services from those of our competitors and have registered or applied to register these trademarks. Our registered or unregistered trademarks, service marks and trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. Additionally, we cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our procedures or services, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, which could harm our brand identity and lead to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition through our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.
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
State statutes and regulations also protect the confidentiality, privacy, availability, integrity, security, and other Processing of IIHI/PII and vary from state to state. These laws and regulations are often ambiguous, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the California Confidentiality of Medical Information Act (CMIA) regulates the disclosure of medical information, and applies to the IIHI we Process in the ordinary course of our Business. Violations of the CMIA can result in personal liability to the patient, the imposition of administrative fines and civil penalties, and even criminal liability. Additionally, the CCPA provides certain exceptions for some IIHI, but is still applicable to certain PII we process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. The California voters also passed, on November 3, 2020, the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, and expanded the rights of consumers under the CCPA and create a new enforcement agency. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to Process data and may expose us to additional expense, adverse publicity and liability. While we believe we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations, and we have implemented measures to require our third-party service providers to maintain reasonable data privacy and security measures, we cannot guarantee that these efforts will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers.
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

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue are $1.07 billion or more, if we issue more than $1 billion in non-convertible debt during the previous three-year period, or if the Company qualifies as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We recently filed a registration statement on Form S-3 with the SEC, and the number of shares of common stock being registered for sale is significant in relation to the number of our outstanding shares of common stock.
We recently filed a registration statement on Form S-3 with the SEC to register the shares offered thereunder for sale into the public market by the selling stockholders. These shares of common stock represent a large number of shares of our common stock, and if sold in the market all at once or at about the same time, could depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital.
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
As of March 10, 2023, there are 56,385,671 shares of common stock outstanding. Such shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of March 10, 2023, approximately 78.8% of our outstanding common stock is held by investment funds affiliated with our Sponsor and members of our management and employees.
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
As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in the risk factor “We are an “emerging growth company,” as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors,” we will also be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Miami Beach, Florida, where we occupy approximately 3,714 rentable square feet and Nashville, TN where we occupy approximately 3,332 square feet. We use these locations primarily for sales and marketing, information technology, social media content management, research and development, supply chain and logistics, finance, human resources, and editing related to AirSculpt® TV.

In addition to our corporate headquarters, as of the date of this Annual Report on Form 10-K, we operate twenty-two centers* from which we offer AirSculpt® procedures.

State/Country	City	Number of Procedure Rooms
Arizona	Scottsdale	2
California	Beverly Hills	2
California	Sacramento	3
California	San Diego	2
Colorado	Denver	2
Florida	Orlando	2
Florida	Miami	2
Georgia	Atlanta	2
Illinois	Chicago	2
Massachusetts	Boston	3
Minnesota	Minneapolis	2
Nevada	Las Vegas	2
New York	New York	2
North Carolina	Charlotte	2
Pennsylvania	Philadelphia	2
Tennessee	Nashville	2
Texas	Dallas	3
Texas	Houston	2
Utah	Salt Lake City	2
Washington	Seattle	2
Virginia	Vienna	2
Canada	Toronto	2
__________
*    Leases have been signed with facilities in Austin, Irvine, San Jose, Raleigh and London, UK, but it is not yet known when these facilities will open for business.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Shares are traded on the Nasdaq Global Market under the symbol “AIRS.”
Dividends
During the twelve months ended December 31, 2022, we paid a $23.2 million dividend on our common stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any determination to pay future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our board of directors deems relevant.
Holders of Record
As of March 10, 2023, there were 56,385,671 issued and outstanding shares of common stock held by 40 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose shares of common stock are held in the names of various security brokers, dealers, and registered clearing agencies.
Equity Compensation Plans Information
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Item 6. Reserved
This item has been removed and reserved pursuant to SEC order.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Elite Body Sculpture,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations.
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
Twelve months ended December 31, 2022, 2021 and 2020
•Cases performed were 13,063, 11,050 and 5,885 in 2022, 2021 and 2020, respectively;
•Revenue per case was $12,922, $12,065 and $10,665 in 2022, 2021 and 2020, respectively;
•Same-center information;
◦Same-center revenue per case increased 7.4% and 12.1% in 2022 and 2021, respectively;
◦Same-center volume increased 0.7% and 55.5% in 2022 and 2021, respectively;
•Net income (loss) was $(14.7) million, $10.6 million and $7.6 million in 2022, 2021 and 2020, respectively;
•Adjusted EBITDA* was $43.2 million, $46.1 million and $17.5 million in 2022, 2021 and 2020, respectively;
•Adjusted EBITDA Margin* was 25.6%, 34.6% and 27.9% in 2022, 2021 and 2020, respectively;
•Loss per share(1) was $(0.26) and $(0.01) for 2022 and 2021, respectively; and
•Adjusted Net Income per share (diluted)* was $0.37 and $0.08 in 2022 and 2021, respectively.
* For a reconciliation of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Net Income per share, which are all non-GAAP measures, to the most directly comparable GAAP financial measures, information about why we consider them useful and a discussion of the material risks and limitations of these measures, please see “—Non-GAAP Financial Measures—Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income per Share.”
(1) Prior to the IPO, the EBS Intermediate Parent, LLC structure included only LLC common units issued and outstanding to pre-IPO LLC members. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 28, 2021. Thus, the basic and diluted earnings (loss) per share represent only the period from October 28, 2021 to December 31, 2021.
Cases Performed and Revenue per Case
Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit; notwithstanding that, a patient may have multiple areas treated during one visit. We believe this provides the best approach for assessing our revenue performance and trends. Our cases per procedure room is lower in the current period due to the recent addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 15 over the prior year. We believe this decline to be temporary as the new procedure rooms ramp up. The expansion of procedure rooms will provide an ample platform for the Company's continued future growth.

Total Case and Revenue Metrics

	2022	2021	2020
Cases	13,063	11,050	5,885
Case growth	18.2%	87.8%	N/A
Revenue per case	$12,922	$12,065	$10,665
Revenue per case growth	7.1%	13.1%	N/A
Number of facilities	22	18	14
Number of total procedure rooms	47	32	23
Same-Center Case and Revenue Metrics
Same-Center Information
For the twelve months ended December 31, 2022 and 2021, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2021. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2021.

	Twelve Months Ended December 31,
	2022	2021
Cases	10,497	10,421
Case growth	0.7%	N/A
Revenue per case	$12,895	$12,008
Revenue per case growth	7.4%	N/A
Number of facilities	14	14
Number of total procedure rooms	28	22
For the years ended December 31, 2021 and 2020, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2020. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2020.

	Twelve Months Ended December 31,
	2021	2020
Cases	8,851	5,692
Case growth	55.5%	N/A
Revenue per case	$11,917	$10,630
Revenue per case growth	12.1%	N/A
Number of total facilities	11	11
Number of total procedure rooms	19	19
Non-GAAP Financial Measures—Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income per Share
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"), however, management believes the evaluation of our ongoing operating results may be enhanced by a presentation of Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures.
We define Adjusted EBITDA as net income/(loss) excluding depreciation and amortization, net interest expense, income tax expense/(benefit), loss on debt modification, sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.

We define Adjusted Net Income as net income/(loss) excluding loss on debt modification, pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation. These items are tax effected when reconciling back to the closest GAAP measure of net income/(loss).
We include Adjusted EBITDA and Adjusted Net Income because they are important measures on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA and Adjusted Net Income each to be an important measure because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not include results from equity-based compensation and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted Net Income has limitations as an analytical tool including that Adjusted Net Income does not include results from equity-based compensation.
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. We define Adjusted Net Income per Share as Adjusted Net Income divided by weighted average basic and diluted shares. We included Adjusted EBITDA Margin and Adjusted Net Income per Share because they are important measures on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA Margin and Adjusted Net Income per Share to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2022	2021	2020
Net (loss)/income	$(14,679)	$10,551	$7,577
Plus
Sponsor management fee	—	1,636	500
Equity-based compensation	29,457	7,185	325
Loss on debt modification	932	682	—
IPO related costs	731	11,837	—
Pre-opening de novo and relocation costs	4,293	1,556	879
Restructuring and related severance costs	4,111	850	115
Depreciation and amortization	8,061	6,597	5,641
(Gain)/loss on disposal of long-lived assets	147	—	—
Interest expense, net	6,751	4,888	2,456
Income tax expense	3,383	329	—
Adjusted EBITDA	$43,187	$46,111	$17,493
Adjusted EBITDA Margin	25.6%	34.6%	27.9%
The Company's adjusted EBITDA was impacted by a full year's worth of public company costs during 2022. This added an additional $6.7 million of incremental public company costs in 2022. Normalizing 2021 for these costs, our adjusted EBITDA grew by $3.7 million or 9.4%.

The following table uses tax-adjusted amounts to reconciles Adjusted Net Income and Adjusted Net Income per Share to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
	2022	2021
Net loss	$(14,679)	$(393)
Plus
Equity-based compensation	28,801	4,615
Loss on debt modification	690	—
IPO related costs	541	235
Pre-opening de novo and relocation costs	3,177	—
Restructuring and related severance costs	3,042	—
(Gain)/loss on disposal of long-lived assets	109	—
Adjusted net income	$21,681	$4,457

Adjusted net income per share of common stock (1) (2)
Basic	$0.39	$0.08
Diluted	$0.37	$0.08
Weighted average shares outstanding (1)
Basic	55,684,701	55,640,154
Diluted	57,918,005	58,329,428
(1)    In 2021, basic and diluted weighted average shares outstanding and loss per share represent only the period from October 28, 2021 to December 31, 2021 (see Note 7). As the Company completed its IPO in 2021, we do not believe adjusted net income per share is a meaningful metric for the 2020 period.
(2)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.
Impact of COVID-19
In 2022, we experienced only minor impact at our centers, primarily due to staffing challenges brought on by COVID-19. We continue to monitor the current COVID-19 situation in each market where we perform procedures and will react accordingly.
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
Our revenue is generated from our patented AirSculpt® procedures performed on our patients. We are 100% self-pay and do not accept payments from the U.S. federal government or payer organizations. We assist patients, as needed, by providing third-party financing options to pay for procedures. We have arrangements with various financing companies to facilitate this option. There is a financing transaction fee based on a set percentage of the amount financed. We recognize revenue based on the expected transaction price which is reduced for financing fees.
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
Selling Expenses
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Our advertising costs include both national and site-based advertising used to generate greater awareness and engagement among our current and potential patients. Our advertising costs include social media, digital marketing and traditional advertising. Selling expenses include salaries and commissions for employees engaged in marketing and sales. We define our customer acquisition costs as the total selling expenses per case.
We generally expect our selling expenses to increase as we continue to grow our brand and expand our national footprint. We evaluate our selling expense as compared to growth in our sales volume and will invest accordingly to the extent we believe we can increase our growth without materially negatively impacting our Adjusted EBITDA Margins.
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

Results of Operations
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also show the percentage relationship to revenue for the periods indicated:

	Twelve Months Ended December 31,
	2022		2021		2020
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$168,794	100.0%	$133,315	100.0%	$62,766	100.0%
Operating expenses:
Cost of service	62,781	37.2%	44,536	33.4%	23,471	37.4%
Selling, general and administrative	101,418	60.1%	65,732	49.3%	23,621	37.6%
Loss on debt modification	932	0.6%	682	0.5%	—	—%
Depreciation and amortization	8,061	4.8%	6,597	4.9%	5,641	9.0%
Loss on disposal of long-lived assets	147	0.1%	—	—%	—	—%
Total operating expenses	173,339	102.7%	117,547	88.2%	52,733	84.0%
(Loss)/Income from operations	(4,545)	(2.7)%	15,768	11.8%	10,033	16.0%
Interest expense, net	6,751	4.0%	4,888	3.7%	2,456	3.9%
Pre-tax net (loss)/income	(11,296)	(6.7)%	10,880	8.2%	7,577	12.1%
Income tax expense	3,383	2.0%	329	0.2%	—	—%
Net (loss)/income	$(14,679)	(8.7)%	$10,551	7.9%	$7,577	12.1%
Twelve Months Ended December 31, 2022 Compared to Twelve Months Ended December 31, 2021
Overview— Our financial results for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021 reflect the addition of four de novo centers.
Revenue—Our revenue increased $35.5 million, or 26.6%, compared to the same period in 2021. The increase is the result of adding four de novo centers which increased our footprint from 18 centers to 22 centers as of December 31, 2022. We have also experienced strong revenue per case growth over the prior year of 7.1%. This increase is primarily due to patients having more areas treated at one visit as compared to prior periods and we attribute this to our brand awareness focus and more specifically to AirSculpt TV, which allows prospective patients to see live procedures being performed.
Revenue also increased due to our same-center revenue, which increased to $135.4 million from $125.1 million for the twelve months ended December 31, 2022 compared to the same period in 2021. This increase at our existing centers relates to continued expansion of our social media and marketing capabilities to drive further brand awareness and increase consumer acceptance for our procedures.
Cost of Service—Our cost of service increased $18.2 million, or 41.0%, compared to the twelve months ended December 31, 2021. This increase is primarily attributable to opening four de novo centers since the 2021 period and an increase in our same center volumes and revenue. Cost of service was 37.2% and 33.4% as a percentage of revenue for the twelve months ended December 31, 2022 and 2021, respectively. This increase is primarily due to adding four de novo centers over the prior period. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years. Cost of service was also impacted by clinical additions to our nursing teams. These investments will further enhance quality and safety for our patients and better prepare us for future growth in both existing centers and the new centers we are developing.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $35.7 million, or 54.3%, for the twelve months ended December 31, 2022 compared to the same period in 2021. This increase is primarily related to the addition of public company costs of approximately $6.7 million and an increase in equity-based compensation of $22.3 million. This increase is also related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect these costs to continue to increase as we continue to open de novo centers and expand the support we provide to our centers.

Selling, general and administrative expenses as a percent of revenue were 60.1% and 49.3% for the twelve months ended December 31, 2022 and 2021, respectively. Normalizing the prior year for the increase in equity-based compensation and public company costs, selling, general and administrative expenses as a percent of revenue were 60.1% and 71.1% for the twelve months ended December 31, 2022 and 2021, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $22.4 million and $13.5 million for the twelve months ended December 31, 2022 and 2021, respectively. Our customer acquisition costs were approximately $2,300 and $1,902 per customer in the twelve months ended December 31, 2022 and 2021, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $79.0 million and $52.2 million for the twelve months ended December 31, 2022 and 2021, respectively. As previously mentioned, equity-based compensation and public company costs were the two main drivers for this increase. We expect our general and administrative expenses to increase over time in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company. We also expect to expand our corporate team to support the opening of new centers and growth at existing facilities.
Loss on debt modification—We recognized a $932,000 loss related to refinancing our existing credit agreement by entering a new agreement in November 2022.
Depreciation and Amortization—Depreciation and amortization increased to approximately $8.1 million for the twelve months ended December 31, 2022 compared to $6.6 million for the same period in 2021. This increase is the result of having four additional de novo centers during the twelve months ended December 31, 2022 as compared to the 2021 period.
Loss on disposal of long-lived assets—We recognized a $147,000 loss related to the disposal of previous leasehold improvements as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense increased to $6.8 million from $4.9 million for the twelve months ended December 31, 2022 and 2021, respectively. The increase is primarily the result of adding an incremental $52.0 million of senior secured term loans in May 2021. Further, the variable component of interest on our debt has increased during 2022.
Income Tax Expense— As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our effective tax rate is (29.9)% for the twelve months ended December 31, 2022.
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

Cost of Service—Our cost of service increased $21.1 million, or 89.7%, compared to the twelve months ended December 31, 2020. This increase is primarily attributable to our increase in revenue related to our de novo centers and our same-center case and revenue per case growth. The increase in our cost of service also relates to the increase in our same center volumes and revenue. Cost of service was 33.4% and 37.4% as a percentage of revenue for the twelve months ended December 31, 2021 and 2020, respectively. This decrease is due to leveraging certain fixed costs, such as rent at our facilities, as well as improved efficiencies with our clinical staff.

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
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility. Our primary cash needs are for payroll, marketing and advertisements, rent, capital expenditures associated with de novo locations and new procedure room additions, as well as information technology and infrastructure, including our corporate office. We believe that the cash expected to be generated from operations and the availability of borrowings under the revolving credit facility will be sufficient for our working capital requirements, liquidity obligations, anticipated capital expenditures relating to the opening of de novo centers, and the addition of new procedure rooms to our existing locations, and payments due under our existing credit facilities for at least the next 12 months.
As of December 31, 2022, we had $9.6 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of December 31, 2022.
As of December 31, 2021, we had $25.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of December 31, 2021.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Twelve Months Ended December 31,
($ in thousands)	2022	2021	2020
Cash Flows Provided By (Used For):
Operating activities	$24,447	$26,633	$13,957
Investing activities	(12,921)	(7,116)	(3,689)
Financing activities	(27,257)	(4,549)	(5,017)
Net (decrease)/increase in cash and cash equivalents	(15,731)	14,968	5,251
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the twelve months ended December 31, 2022, our operating cash flow decreased by $2.2 million compared to the same period in 2021. This decrease is primarily driven by $6.7 million of additional public company costs in the twelve months ended December 31, 2022, which did not exist in the prior year period. Further, we have increased spending on our clinical infrastructure and brand awareness to support future growth. At December 31, 2022, we had working capital of $(5.6) million compared to $13.0 million at December 31, 2021. The decrease in working capital is primarily due to paying a special dividend of $23.2 million during the twelve months ended December 31, 2022.
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
Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2022 and 2021 was $12.9 million and $7.1 million, respectively. The increase in investing activities during the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021 was attributable to capital expenditures for adding four de novo centers, construction related to adding procedure rooms to five existing facilities, and investments in improving our medical equipment and technology.
The increase in investing activities during the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020 was primarily attributable to the impact of COVID-19 limiting our ability to fully execute our de novo center growth strategy during 2020.
Net cash used in investing activities during the year ended December 31, 2020 was $3.7 million which was primarily to fund capital expenditures to open de novo centers.

Financing Activities
Net cash used in financing activities during the twelve months ended December 31, 2022 was $27.3 million. During the twelve months ended December 31, 2022, we made distributions to our former member of $1.2 million, paid cash dividends to shareholders of $23.2 million, and made payments of taxes withheld through vested equity-based compensation of $2.0 million. Finally, we made principal payments on our debt of $84.3 million offset by borrowings of new debt of $83.5 million.
Net cash used in financing activities for the twelve months ended December 31, 2021 was $4.5 million. For the twelve months ended December 31, 2021, we made distributions to EBS Parent, LLC of $66.9 million, had borrowings under our credit agreement of $49.6 million and paid scheduled principal payments on our debt of $0.8 million.
During the twelve months ended December 31, 2021, we received proceeds from our IPO of $13.5 million, net of issuance costs of $10.4 million.
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2022:

	Payments due by Period
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt – principal	$85,000	$2,125	$6,375	$76,500	$—
Interest expense(1)	26,925	5,876	11,231	9,818	—
Operating lease agreements	22,547	3,858	7,604	7,182	3,903
Total	$134,472	$11,859	$25,210	$93,500	$3,903
___________
(1)Amounts in the table reflect the contractually required interest payable pursuant to borrowings under our debt related to our Credit Agreement. Interest payments in the table above were calculated using an interest rate of 7.0% for the debt which was the average interest rate applicable to the borrowing as of December 31, 2022.
Long-Term Debt
The carrying value of our total indebtedness was $83.5 million and $82.6 million, which includes unamortized deferred financing costs and issuance discount of $1.5 million and $1.7 million, as of December 31, 2022 and December 31, 2021, respectively.
Term Loan and Revolving Credit Agreement
On August 11, 2022, we amended the Credit Agreement to provide for (i) the payment of cash dividends in an amount not to exceed $23.0 million on or prior to September 30, 2022 and (ii) the payment of cash dividends in an amount not to exceed $2.0 million with respect to securities that are not vested at the time such cash dividend is paid. In doing so, we incurred an amendment fee of $0.2 million.
On November 7, 2022, we entered into a new credit agreement with a syndicate of lenders (the "new Credit Agreement") maturing November 7, 2027. Pursuant to the new Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its existing credit facility.
Under the new Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively.

All borrowings under the credit facility are collateralized by substantially all our assets. We are subject to certain restrictive financial covenants including quarterly total leverage ratio and fixed charge ratio requirements. We are in compliance with all covenants and have no letters of credit outstanding as of December 31, 2022 and December 31, 2021.
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
Our policy is to require payment for services in advance of performing any procedure. Payments received for which services have yet to been performed were $2.4 million as of December 31, 2022 and $2.8 million as of December 31, 2021, respectively and are included in deferred revenue and patient deposits on our balance sheets.
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
Goodwill and intangible assets
Indefinite-lived, non-amortizing intangible assets include goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is not amortized but is evaluated annually for impairment or sooner if factors occur that would trigger an impairment review. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance.
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
We performed our annual review of goodwill impairment in October 2022 and 2021 using a qualitative analysis and determined that a quantitative analysis was not required. There were no triggering events during the twelve months ended December 31, 2022 and 2021.
Equity-Based Compensation
We recognize equity-based compensation expense for employees and non-employees based on the grant-date fair value of awards over the applicable service period. See “Note 6 - Stockholders' Equity and Equity-based Compensation” for further discussion of the awards outstanding. The grant date fair value of awards that contain market-based conditions are estimated using a Monte Carlo simulation model.
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
See “Note 6 - Stockholders' Equity and Equity-based Compensation” for further discussion on the valuation of these awards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. Under the new Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of December 31, 2022, we had term loan borrowings of $85.0 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.9 million.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AirSculpt Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in member’s / stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Miami, Florida
March 10, 2023

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021

($000s)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$9,616	$25,347
Taxes receivable	2,831	—
Prepaid expenses and other current assets	4,229	4,093
Total current assets	16,676	29,440
Property and equipment, net	24,206	13,627
Other long-term assets	3,280	1,742
Right of use operating lease assets	23,764	18,159
Intangible assets, net	51,099	55,852
Goodwill	81,734	81,734
Total assets	$200,759	$200,554
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,844	$2,670
Accrued payroll and benefits	2,991	2,509
Current portion of long-term debt	2,125	850
Deferred revenue and patient deposits	2,358	2,810
Accrued and other current liabilities	6,644	4,103
Current operating lease liabilities	4,356	3,473
Total current liabilities	22,318	16,415
Long-term debt, net	81,420	81,755
Deferred tax liability, net	5,485	4,351
Long-term operating lease liabilities	19,745	14,505
Other long-term liabilities	1,025	—
Total liabilities	129,993	117,026
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 56,181,689 and 55,640,154, respectively	56	56
Additional paid-in capital	85,858	83,865
Accumulated other comprehensive loss	(76)	—
Accumulated deficit	(15,072)	(393)
Total stockholders' equity	70,766	83,528
Total liabilities and stockholders' equity	$200,759	$200,554
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2022, 2021 and 2020

(in $000s, except for shares and per share figures)	2022	2021	2020
Revenue	$168,794	$133,315	$62,766
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	62,781	44,536	23,471
Selling, general and administrative	101,418	65,732	23,621
Loss on debt modification	932	682	—
Depreciation and amortization	8,061	6,597	5,641
Loss on disposal of long-lived assets	147	—	—
Total operating expenses	173,339	117,547	52,733
(Loss)/income from operations	(4,545)	15,768	10,033
Interest expense, net	6,751	4,888	2,456
Pre-tax net (loss)/income	(11,296)	10,880	7,577
Income tax expense	3,383	329	—
Net (loss)/income	$(14,679)	$10,551	$7,577

Loss per share of common stock (1)
Basic	$(0.26)	$(0.01)	N/A
Diluted	$(0.26)	$(0.01)	N/A
Weighted average shares outstanding (1)
Basic	55,684,701	55,640,154	N/A
Diluted	55,684,701	55,640,154	N/A
The accompanying notes are an integral part of these consolidated financial statements.
(1)    In 2021, basic and diluted weighted average shares outstanding and loss per share represent only the period from October 28, 2021 to December 31, 2021 (see Note 7).

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive Income/(Loss)
For the years ended December 31, 2022, 2021 and 2020

($000s)	2022	2021	2020
Net (loss)/income	$(14,679)	$10,551	$7,577
Other comprehensive loss:
Change in foreign currency translation adjustment	(76)	—	—
Total other comprehensive loss	(76)	—	—
Comprehensive (loss)/income	$(14,755)	$10,551	$7,577

The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Member's/Stockholders' Equity
For the years ended December 31, 2022, 2021 and 2020

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
($000s)	Member’s Equity	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2019	$120,391	—	$—	$—	$—	$—	$120,391
Distributions	(4,617)	—	—	—	—	—	(4,617)
Equity-based compensation	325	—	—	—	—	—	325
Net income	7,577	—	—	—	—	—	7,577
Balance at December 31, 2020	123,676	—	—	—	—	—	123,676
Activity prior to Reorganization and IPO
Distributions	(67,283)	—	—	—	—	—	(67,283)
Equity-based compensation	2,460	—	—	—	—	—	2,460
Net income	10,944	—	—	—	—	—	10,944
Effect of Reorganization and IPO
Reorganization transaction	(69,797)	53,466,241	54	69,743	—	—	—
Recognition of deferred tax liability in connection with Reorganization	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock in connection with the IPO, net of issuance costs of $10,372	—	2,173,913	2	13,540	—	—	13,542
Activity subsequent to IPO
Equity-based compensation	—	—	—	4,725	—	—	4,725
Net loss	—	—	—	—	—	(393)	(393)
Balance at December 31, 2021	—	55,640,154	56	83,865	—	(393)	83,528
Issuance of common stock through unit vesting	—	541,535	—	—	—	—	—
Distributions	—	—	—	(732)	—	—	(732)
Dividends	—	—	—	(24,701)	—	—	(24,701)
Equity-based compensation	—	—	—	29,457	—	—	29,457
Payment of taxes withheld through vested equity-based compensation	—	—	—	(2,031)	—	—	(2,031)
Net loss	—	—	—	—	—	(14,679)	(14,679)
Other comprehensive loss	—	—	—	—	(76)	—	(76)
Balance at December 31, 2022	$—	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2022, 2021 and 2020

($000s)	2022	2021	2020
Cash flows from operating activities
Net (loss)/ income	$(14,679)	$10,551	$7,577
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	8,061	6,597	5,641
Equity-based compensation	29,457	7,185	325
Non-cash interest expense; amortization of debt costs	921	639	211
Loss on debt modification	932	682	—
Deferred income taxes	1,134	208	—
Loss on disposal of long-lived assets	147	—	—
Changes in assets and liabilities
Taxes receivable	(2,831)	—	—
Prepaid expense and other current assets	(5)	(3,845)	275
Other assets	(7,274)	(1,305)	(204)
Accounts payable	865	1,576	(1,019)
Deferred revenue and patient deposits	(452)	(423)	45
Accrued and other liabilities	8,171	4,768	1,106
Net cash provided by operating activities	24,447	26,633	13,957
Cash flows from investing activities
Purchases of property and equipment, net	(12,921)	(7,116)	(3,689)
Net cash used in investing activities	(12,921)	(7,116)	(3,689)
Cash flows from financing activities
Payment on term loan	(84,263)	(838)	(2,900)
Borrowings on term loan, net	83,503	49,603	2,500
Proceeds from IPO	—	13,542	—
Distribution to member	(1,159)	(66,856)	(4,617)
Dividends paid to shareholders	(23,160)	—	—
Payment of taxes withheld through vested equity-based compensation	(2,031)	—	—
Other financing activity	(147)	—	—
Net cash used in financing activities	(27,257)	(4,549)	(5,017)
Net (decrease)/increase in cash and cash equivalents	(15,731)	14,968	5,251
Cash and cash equivalents
Beginning of period	25,347	10,379	5,128
End of period	$9,616	$25,347	$10,379

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,830	$4,255	$2,293
Cash paid for taxes	$4,932	$—	$—

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$1,113	$255	$—
Distributions to member included in accrued expenses	$—	$427	$—
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
The Company, through its wholly-owned subsidiaries, is a provider of practice management services to professional associations (“PAs”) located throughout the United States and Canada. The Company owns and operates non-clinical assets and provides its management services to the PAs through management services agreements (“MSAs”). Management services provide for the administration of the non-clinical aspects of the medical operations and include, but are not limited to, financial, administrative, technical, marketing, and personnel services. Pursuant to the MSA, the PA is responsible for all clinical aspects of the medical operations of the practice.
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
The Company assists patients, as needed, by providing third-party financing options to pay for procedures. The Company has arrangements with various financing companies to facilitate this option. There is a financing transaction fee based on a set percentage of the amount financed and are not contingent upon any criteria. The Company recognizes revenue based on the expected transaction price which is reduced for financing fees.
Revenue for services is recognized when the service is performed. Payment is typically rendered in advance of the service. Customer contracts generally do not include more than one performance obligation.
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of December 31, 2022 and December 31, 2021 are included in deferred revenue and patient deposits.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.9 million, $0.6 million and $0.2 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
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
Goodwill and Intangible Assets
Indefinite-lived, non-amortizing intangible assets include goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is not amortized but is evaluated annually for impairment or sooner if factors occur that would trigger an impairment review. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance.

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
See “Note 2—Goodwill and Intangibles, Net” for further discussion.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Impairment or Disposal of Long-Lived Assets. This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the twelve months ended December 31, 2022, 2021 and 2020.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2022 and 2021 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2022 and 2021 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
Prior to the IPO, the EBS Intermediate Parent, LLC structure included only LLC common units. As a result, the Company does not believe earnings per share to be a meaningful presentation in the accompanying consolidated financial statements for the periods of 2021 prior to the IPO and for the twelve months ended December 31, 2020.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative expenses. Advertising expenses were approximately $20.6 million, $14.8 million and $7.0 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
Income Taxes
Prior to the Reorganization, the Company was organized as a limited liability company and had elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the tax consequences of the Company’s profits and losses were passed through to the members of the Company and were reported in their respective income tax returns. Therefore, historically no provision for income taxes has been provided in the accompanying consolidated financial statements for the periods prior to the Reorganization.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of December 31, 2022 or December 31, 2021. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has effective tax rates of approximately (29.9)% and 3.0% for the twelve months ended December 31, 2022 and 2021, respectively, inclusive of all applicable U.S. federal and state income taxes. Prior to the Reorganization, the Company was not subject to federal taxation.

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
The annual review of goodwill impairment was performed in October 2022 using a qualitative analysis and the Company determined that a quantitative analysis was not required. There were no triggering events during the years ended December 31, 2022, 2021 and 2020.
The Company had goodwill of $81.7 million at December 31, 2022 and December 31, 2021.
Intangible assets consisted of the following at December 31, 2022 and December 31, 2021 (in 000’s):

	December 31, 2022	December 31, 2021	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(15,186)	(11,613)
Accumulated amortization of tradenames and trademarks	(5,015)	(3,835)
Total intangible assets	$51,099	$55,852
Aggregate amortization expense on intangible assets was approximately $4.8 million for each of the years ended December 31, 2022, 2021, and 2020.
The estimated aggregate amortization expense on intangible assets for each of the next five years and thereafter is estimated to be as follows (in 000’s):

Year ending December 31,
2023	$4,753
2024	4,753
2025	4,753
2026	4,753
2027	4,753
Thereafter	27,334
Total	$51,099
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2022 and December 31, 2021 property and equipment consists of the following: (in 000’s):

	December 31, 2022	December 31, 2021
Medical equipment	$8,906	$3,753
Office and computer equipment	551	207
Furniture and fixtures	3,457	1,976
Leasehold improvements	14,614	7,726
Construction in progress	2,854	2,873
Less: Accumulated depreciation	(6,176)	(2,908)
Property and equipment, net	$24,206	$13,627

Depreciation expense was approximately $3.3 million, $1.8 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020 respectively.
NOTE 4 – DEBT
In October 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a lender. Under the terms of the Credit Agreement, we obtained a $34.0 million term loan. In May 2021, the Company amended the Credit Agreement by adding an incremental $52.0 million senior secured term loan, resulting in an $85.0 million term loan in aggregate. The proceeds from this loan plus excess cash on the balance sheet were used to pay a distribution to EBS Parent, LLC (the "Parent") of approximately $59.7 million and the related fees for this transaction. Beginning on June 30, 2021, the quarterly principal payments increased from $100,000 to $212,500.
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
On November 7, 2022, the Company entered into a new credit agreement with a syndicate of lenders (the "new Credit Agreement") maturing November 7, 2027. Pursuant to the new Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its existing credit facility. In doing so, the Company recognized a loss on debt extinguishment of $0.9 million.
Under the new Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively.
Total borrowings as of December 31, 2022 and December 31, 2021 were as follows (in 000’s):

	December 31, 2022	December 31, 2021
Term loan	$85,000	$84,262
Unamortized debt discounts and issuance costs	(1,455)	(1,657)
Total debt, net	83,545	82,605
Less: Current portion	(2,125)	(850)
Long-term debt, net	$81,420	$81,755
As of December 31, 2022 and 2021, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of December 31, 2022 is as follows (in 000’s):

2023	$2,125
2024	2,125
2025	4,250
2026	6,375
2027	70,125
Total maturities	$85,000
All borrowings under the new Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of December 31, 2022 and 2021.

NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the twelve months ended December 31, 2022, 2021, and 2020, the Company incurred rent expense of $4.5 million, $3.3 million, and $2.8 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s consolidated statements of operations. The Company incurred rent expense of $323,000, $92,000, and $143,000 for the twelve months ended December 31, 2022, 2021, and 2020, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents the weighted-average lease terms and discount rates at December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	4.5 years	4.9 years	5.0 years
Weight average discount rate	5.1%	4.6%	4.6%
The following table presents supplemental cash flow information for the twelve months ended December 31, 2022, 2021, and 2020 (in 000’s):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,068	$3,348	$2,540
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,913	$3,856	$6,447
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ended December 31,
2023	$5,038
2024	5,442
2025	5,558
2026	5,160
2027	4,024
Thereafter	5,874
Total lease payments	31,096
Less: imputed interest	(6,995)
Total lease obligations	$24,101
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

During the twelve months ended December 31, 2022, the Company granted 216,421 RSUs to certain officers, employees and non-employee directors in accordance with the 2021 Plan. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to one or three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.
During the twelve months ended December 31, 2022, the Company granted 38,775 PSUs subject to the achievement of a combination of performance conditions. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The performance criteria is based on the Company’s actual performance condition results as compared to the targets. These PSUs are not considered outstanding until settled.
During the twelve months ended December 31, 2021, the Company granted 973,703 PSUs subject to the achievement of certain market-based conditions. The vesting is based on achievement of a specified 60-day volume weighted average share price (“VWAP”) in relation to a specified base price in the award agreement. These awards are structured with one-third vesting at 120% VWAP, one-third vesting at 145% VWAP and the final one-third vesting at 175% VWAP.
During the twelve months ended December 31, 2022, the Company granted 103,936 PSUs subject to the achievement of market-based conditions ("market-based PSUs"). The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%.
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
The following table sets forth the assumptions that were used to calculate the fair value of the market-based PSU awards granted during the twelve months ended December 31, 2022 and 2021.

	2022	2021
Expected volatility	82.4%	66.0%
Expected term	2.85	3.17
Risk-free interest rate	1.72%	0.84%
Expected dividend yield	0%	0%
The fair values of the PSUs not subject to a market conditions were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted and Performance Equity-Based Activity
A summary of the Company’s RSU and PSU activity for the twelve months ended December 31, 2022 and 2021 follows:

	Unvested Units	Weighted Average Grant Date Fair Value of Units
Outstanding at December 31, 2020	—	$—
Granted	4,679,330	14.27
Forfeitures	(5,564)	14.71
Outstanding at December 31, 2021	4,673,766	$14.27
Granted	359,132	15.10
Forfeitures	(503,693)	14.13
Vestings	(1,002,571)	14.76
Outstanding at December 31, 2022	3,526,634	$14.23
Other information pertaining to equity-based compensation
On December 30, 2022, Ronald Zelhof, the Chief Operating Officer, entered into a Separation and General Release Agreement (“Separation Agreement”) with the Company. In connection with confirming that certain restrictive covenants remain in effect, Mr. Zelhof was entitled to remain eligible to earn PSUs through March 31, 2024 and a partial accelerated vesting for 176,388 RSUs. In connection with the Separation Agreement, the Company recognized an additional $2.1 million in stock compensation during the twelve months ended December 31, 2022.
The Company recorded equity-based compensation expense of $29.5 million, $7.2 million, and $0.3 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively, in selling, general and administrative expenses on the consolidated statements of operations. Forfeitures are recognized as incurred.
Unrecognized compensation cost related to unvested time-based shares was approximately $17.6 million and $33.2 million for the twelve months ended December 31, 2022 and 2021, respectively. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year. Further, the Company has unrecognized compensation cost of $12.1 million and $29.1 million related to the PSUs for the twelve months ended December 31, 2022 and 2021, respectively, which will be recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved.
On August 10, 2022, the board of directors of the Company approved a $0.41 per share special cash dividend. The dividend was paid on September 14, 2022, to shareholders of record at the close of business on August 26, 2022. Cash dividends paid totaled $23.2 million for the twelve months ended December 31, 2022. The Company's unvested stock units participate in dividends and as such, the Company had $1.5 million in dividends payable as of December 31, 2022, of which $0.5 million is current.
The Company recognized distributions to the Parent of approximately $1.2 million, $66.9 million, and $4.6 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Fiscal Year Ended December 31,
	2022	2021
Numerator:
Net (loss)/income	$(14,679)	$10,551
Less: Net income attributable to EBS Intermediate Parent, LLC prior to Reorganization	—	10,944
Net loss attributable to AirSculpt Technologies, Inc.	(14,679)	(393)
Denominator:
Weighted average shares of common stock outstanding - basic(1)	55,684,701	55,640,154
Add: Effect of dilutive securities(1)	—	—
Weighted average shares of common stock outstanding - diluted(1)	55,684,701	55,640,154
Loss per share of common stock outstanding - basic and diluted	$(0.26)	$(0.01)
(1)    Basic and diluted weighted average shares outstanding and loss per share for 2021 represent only the period from October 28, 2021 to December 31, 2021
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Fiscal Year Ended December 31,
	2022	2021
Restricted stock units	1,367,558	2,364,703
Performance and market-based stock units	2,159,076	2,309,063

NOTE 8 – INCOME TAXES
Prior to the Reorganization and IPO, EBS Intermediate was structured as a partnership and therefore, was subject to certain LLC entity-level taxes but generally not subject to U.S. federal and state income taxes. As part of the Reorganization Transactions described in Note 1, the Company created a C Corporation, and is now subject to U.S. federal and state taxes.
Significant components of income tax expense were as follows (in 000’s):

	Fiscal Year Ended December 31,
	2022	2021
Current
U.S. Federal	$1,235	$—
State and Local	1,014	121
Total current income tax expense	2,249	121
Deferred
U.S. Federal	1,109	243
State and Local	25	(35)
Total deferred income tax (benefit) expense	1,134	208
Total	$3,383	$329
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company’s income tax (expense) was as follows:

	Fiscal Year Ended December 31,
	2022	2021
At U.S. Federal statutory tax rate	21.0%	21.0%
State income taxes	(7.3)%	0.6%
Pass-through income	—%	(22.0)%
Nondeductible Reorganization and IPO costs	—%	0.6%
Nondeductible officer compensation	(38.8)%	—%
Valuation allowance and other nondeductible expenses	(4.8)%	2.8%
Total	(29.9)%	3.0%
The effective tax rates for the fiscal years ended December 31, 2022 and 2021 were (29.9)% and 3.0%. The most significant items impacting the effective tax rate during fiscal years 2022 and 2021 are due to the Reorganization, non-deductible officer compensation expense, and the items below.
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

The Company’s deferred tax assets (liabilities) consisted of the following (in 000’s):

	December 31,
	2022	2021
Deferred tax assets
Accrued liabilities	$272	$278
Net operating loss	559	254
Operating lease liability	5,449	4,567
Equity-based compensation	1,231	964
State bonus depreciation	558	—
163(j) limitation	912	—
Other	7	—
Total deferred tax assets	8,988	6,063
Valuation allowance	(559)	(246)
Total deferred tax assets, net of valuation allowance	8,429	5,817
Deferred tax liabilities
Property, plant and equipment	(4,998)	(2,555)
Intangible assets	(2,993)	(2,117)
Right-of-use asset	(5,427)	(4,613)
Prepaid expenses and other current assets	(495)	(883)
Total deferred tax liabilities	(13,913)	(10,168)
Net deferred tax liabilities	$(5,484)	$(4,351)
As of December 31, 2022, we had foreign net operating loss carryforwards in the amount of $2.1 million. Of the total carryforwards, $1.7 million were generated by the Company’s Canadian based subsidiary and $0.4 million were generated by the Company's British subsidiary. The Canadian-based net operating losses begin to expire in 2039 and the British based net operating losses carry forward indefinitely.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. Valuation allowances have been established with regard to the tax benefits of our foreign net operating losses. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all of those factors, management recorded a $0.6 million and $0.2 million valuation allowance for the deferred tax assets related to the foreign net operating losses which are not more likely than not to be realized as of December 31, 2022 and 2021.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements.
As of December 31, 2022 and 2021, the Company had no uncertain tax positions.
NOTE 9 – RELATED PARTY TRANSACTIONS
The Company entered into professional services agreements, effective October 2, 2018, with Vesey Street Capital Partners, LLC, JCBI II, LLC, and Dr. Aaron Rollins (collectively the “Advisors”), where the Advisors provided certain managerial and advisory services to the Company. Each of the Advisors had an ownership interest in the Parent. Under the professional services agreements, the Company agreed to pay the Advisors an aggregate annual fee (also referred to as the sponsor management fee) of the greater of $500,000 or 2% of consolidated earnings before interest, tax, depreciation and amortization, payable in advance quarterly installments, and the fee was allocated between the Advisors based on the outstanding Parent Class A Units held. Under the agreements, the Company also reimbursed the Advisors for any out-of-pocket expenses incurred related to providing their services. In conjunction with the IPO and Reorganization, the professional services agreements with the Advisors were terminated. During the twelve months ended December 31, 2022,

2021, and 2020, the Company incurred sponsor management fees of approximately $— million, $1.6 million, and $0.5 million, respectively.
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
NOTE 11 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive and chief operating officers. This committee reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net income/loss excluding depreciation and amortization, net interest expense, income tax expense/(benefit), loss on debt modification, sponsor management fee, pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.
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
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.
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
Item 9B. Other Information
The Company currently anticipates that it will hold its virtual 2023 Annual Meeting of Stockholders on May 10, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
The following table sets forth the name, age, and position, as of March 10, 2023, of individuals who currently serve as directors on the board of directors.

Name	Age	Position
Dr. Aaron Rollins	48	Executive Chairman of the board of directors
Todd Magazine	58	Director, President and Chief Executive Officer
Adam Feinstein	51	Director
Daniel Sollof	39	Director
Caroline Chu	42	Director
Thomas Aaron	61	Director
Pamela Netzky	48	Director
Kenneth Higgins	57	Director

Class I—Directors with Terms Expiring in Fiscal 2025

Todd Magazine has served as a member of the board of directors of the Company since January 2023. Todd has served as the Company's President and Chief Executive Officer since January 2023. Mr. Magazine brings to AirSculpt more than 30 years of experience in retail operations and brand-building. Prior to joining the company, he served as the CEO of Blink Fitness, a subsidiary of Equinox, for 10 years in which he led the company of over 1,500 employees from four locations to over 100 and increased membership 25x. Previously, he was North American President of Pfizer's OTC business, held president's roles for Gatorade and Quaker Oats at PepsiCo, and led various marketing teams at Procter & Gamble. Mr. Magazine received a BA from The University of Michigan and his MBA from Northwestern University's Kellogg School of Management. We believe that Mr. Magazine’s industry knowledge, as well as his leadership experience, make him an appropriate member of our board of directors.
Daniel Sollof has served as a member of the board of directors of the Company since June 2021 and served as a member of the board of managers of Elite Body Sculpture from October 2018 until the IPO. Mr. Sollof joined VSCP in August 2014 and serves as a General Partner for the firm. In addition to sourcing and evaluating potential investment opportunities, Mr. Sollof works closely with VSCP’s portfolio companies. He has been a Board Observer at HealthChannels (ScribeAmerica) since October 2016. From July 2015 to August 2017, he served as a member of the board of directors of Imedex, Inc. Prior to joining VSCP, Mr. Sollof served as Vice President and Research Analyst for Barclays Capital/Lehman Brothers August 2007 to August 2014, focusing on the Healthcare Facilities and Medical Supplies & Devices Sectors. Prior to Barclays Capital/Lehman Brothers, Mr. Sollof worked as a Valuation and Business Modeling Analyst in the Transaction Advisory Services group at Ernst & Young from September 2005 to July 2007. Mr. Sollof received a B.S. in Management Science from the University of California – San Diego and is a CFA charterholder. We believe that Mr. Sollof’s industry knowledge, as well as his leadership experience, make him an appropriate member of our board of directors.
Pamela Netzky has served as a member of our board of directors since October 2021. Ms. Netzky co-founded Skinny Pop Popcorn in 2010 and served as its President until July 2014. In 2014, SkinnyPop Popcorn sold a majority stake to TA Associates, a leading private equity firm, and changed its name to Amplify Snack Brands. Ms. Netzky transitioned to become a Senior Advisor of Amplify Snack Brands in 2014 and was named a board member of the company. In 2015, Amplify Snack Brands went public on the New York Stock Exchange (formerly NYSE: BETR). Ms. Netzky continued to serve on the board of directors until its sale to The Hershey Company (NYSE: HSY) in 2018 in a transaction valued at approximately $1.6 billion. Ms. Netzky has shown dedicated support to the City of Chicago as well as the arts, education and health care. She has been recognized for her philanthropic pursuits by The Illinois Holocaust Museum. Ms. Netzky earned a BA from DePaul University. We believe that Ms. Netzky’s leadership experience makes her an appropriate member of our board of directors.

Class II—Directors with Terms Expiring in Fiscal 2023
Adam Feinstein has served as a member of the board of directors since June 2021. He served as the non-executive chairman of the board of directors of the Company from September 2021 to January 2023 and as non-executive chairman of the board of managers of Elite Body Sculpture from October 2018 until the IPO. Mr. Feinstein founded Vesey Street Capital Partners, L.L.C. (VSCP) in 2014 and has served as Managing Partner of the firm since August 2014. Mr. Feinstein has 25 years of experience working with many of the leading healthcare services companies. He has been chairman of the board of directors of HealthChannels (ScribeAmerica), a provider of medical scribe support and value-based healthcare solutions, since October 2016 and QualityMetric, a provider of health and disease specific surveys, since August 2020. He has served as a member of the board of directors of Pathgroup, a leading pathology services company since August 2016. Mr. Feinstein has served as a board member of Safecor Health, which provides pharmaceutical unit dose packaging services for hospitals and health systems, since August 2021. He was a board member of Surgery Partners, Inc. (Nasdaq: SGRY) from September 2015 to December 2019 and Imedex, Inc. from July 2015 to August 2017. Prior to founding VSCP, Mr. Feinstein was the Senior Vice President of Corporate Development, Strategic Planning and Office of the Chief Executive Officer at LabCorp from June 2012 to August 2014. At LabCorp, he oversaw mergers and acquisitions, corporate development, strategic partnerships and corporate strategy and managed the company’s partnerships with large hospital systems. Prior to LabCorp, Mr. Feinstein served as the Managing Director in Equity Research at Barclays Capital/Lehman Brothers for 14 years. He was ranked #1 in the Institutional Investor All America Research Survey in the Health Care Facilities category for eight years. Mr. Feinstein is a CFA charterholder and has a B.S. in Business from the Smith School at the University of Maryland. He also completed the Nashville Healthcare Council Fellows program. We believe that Mr. Feinstein’s public company experience, industry knowledge, as well as his leadership experience, make him an appropriate member of our board of directors.
Thomas Aaron has served as a member of our board of directors since October 2021. Mr. Aaron joined Cincinnati Financial Corporation (Nasdaq: CINF) in November 2019 and currently serves as a member of the board of directors, as a member of CINF’s audit committee, and as a member of the boards of directors of CINF’s property casualty insurance companies and other subsidiaries. From 2016 to 2017, Mr. Aaron served as Senior Vice President of Finance of Community Health Systems, Inc. (NYSE: CYH). Mr. Aaron was appointed to serve as Executive Vice President and Chief Financial Officer of CYH in May 2017, a position in which he served through December 2019. Prior to joining CYH, Mr. Aaron had a distinguished, 32-year career at Deloitte leading audit and consulting services to, among others, national healthcare organizations. Mr. Aaron is a Certified Public Accountant and holds a B.S. in Accounting from the University of Kentucky. We believe that Mr. Aaron’s leadership experience makes him an appropriate member of our board of directors.
Kenneth Higgins has served as a member of our board of directors since October 2021. Mr. Higgins currently serves as the managing director and co-founder of Northborne Partners, LLC, a middle market-focused mergers and acquisitions advisory firm. Previously, Mr. Higgins spent 4.5 years at BMO Capital Markets Corp. (a subsidiary of Bank of Montreal (NYSE: BMO)) from 2016 to 2021. Mr. Higgins received his Bachelor of Business Administration from the University of Michigan School of Business and his Juris Doctor degree from Harvard Law School. We believe that Mr. Higgin’s leadership experience makes him an appropriate member of our board of directors.

Class III—Directors with Terms Expiring in Fiscal 2024
Dr. Aaron Rollins is our founder and he served as the Company's Chief Executive Officer from 2012 to January 2023. With the appointment of Todd Magazine as CEO, Dr. Rollins was appointed Executive Chairman of the board of directors and no longer serves as the Company's Chief Executive Officer. Dr. Rollins is the cosmetic surgeon to the stars, as well as, the founder of Elite Body Sculpture. He currently serves as a board adviser to Safecor Health, a portfolio company affiliated with our Sponsor. Dr. Rollins is considered a specialist in body sculpting and has performed thousands of laser liposuction procedures. He is a life-long art lover who studied sculpture and to fulfill his dream of combining art and science, he eventually attended medical school. Dr. Rollins went to medical school at the McGill University Faculty of Medicine in Montreal, Canada after completing his undergraduate studies at McGill University. He has received many awards for his distinguished work, including the I.D.E.A. Bronze Medal for medical inventions and the “Great Distinction” honor at McGill University. He is affiliated with the American College of Surgeons, American Board of Laser Surgery, American Academy of Cosmetic Surgery and the American Society of Liposuction Surgery. He is also a member of the World Academy of Cosmetic Surgery. Dr. Rollins was awarded the Compassionate Doctor certification in 2013. We believe that Dr. Rollins’ industry knowledge, as well as his leadership experience, make him an appropriate member and Executive Chairman of our board of directors.
Caroline Chu has served as a member of our board of directors since October 2021. Previously, Ms. Chu spent 16 years at Goldman Sachs Group, Inc. from June 2002 to February 2018. She served as an investment analyst in Equity Research, a public equities investor in Goldman Sachs Principal Strategies and portfolio manager and Managing Director in Goldman

Sachs Investment Partners. Ms. Chu also served as Co-Head of Equities and Managing Director for Alwyne Management LP from May 2018 to January 2020. Ms. Chu received her B.S. degrees in Economics and Management Science from the Massachusetts Institute of Technology in 2002. We believe that Ms. Chu’s leadership experience makes her an appropriate member of our board of directors.

CORPORATE GOVERNANCE

Corporate Governance Highlights

Corporate governance is key to a strong and accountable board of directors. We strive to adopt practices that will promote the long-term interests of the Company and its stockholders, including the below examples.

✓	Accountability. Our common stock outstanding on the Record Date is entitled to one vote per matter presented to stockholders	✓	Annual Board and Committee Self-Evaluations

✓	We meet Nasdaq’s definition of a controlled company, but we do not take advantage of the controlled company exemptions	✓	Annual Named Executive Officer Performance Evaluation by the Compensation Committee of the Board

✓	Six of the eight members of our Board are “independent” under Nasdaq’s definition of independence	✓	“Pay for Performance” Philosophy Drives Executive Compensation

✓	Our Audit, Compensation, and Nominating & Corporate Governance Committees are each composed entirely of unaffiliated independent directors	✓	Limitation on Management Directors. Our CEO and Executive Chairman are the only members of management who serve as a director

✓	Regular Board and Committee Executive Sessions of Independent Directors	✓	Audit Committee Approval Required for Related Party Transactions

✓	Lead Independent director	✓	No “Poison Pill” (Stockholder Rights Plan)

✓	Separate CEO and Chairman of the Board	✓	Commitment to Diversity, Equity and Inclusion

✓	Independent Executive Compensation Consultant	✓	Established Whistleblower Policy

✓	Risk Oversight by the Board and the Audit Committee	✓	Commitment to Environmental, Social and Governance Leadership
Board Composition and Election of Directors
Our business and affairs are managed under the direction of the board of directors. The primary responsibilities of the board of directors are to provide oversight, strategic guidance, counseling and direction to our management. The board of directors meets on a regular basis and additionally as required.
The number of directors is fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation, our amended and restated bylaws and our Stockholders Agreement (as defined below). Our board of directors consists of eight directors, six of whom qualify as “independent” under the Nasdaq listing standards.
Directors are (except for the filling of vacancies and newly created directorships) elected by the holders of a plurality of the votes cast by the holders of shares present in person or represented by proxy at the meeting and entitled to vote on the election of such directors. Our board of directors is divided into three classes with staggered three-year terms. Only one class of directors is elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

•the Class I directors are Todd Magazine, Daniel Sollof and Pamela Netzky, and their terms expire at the fourth annual meeting of stockholders;
•the Class II directors are Adam Feinstein, Kenneth Higgins and Thomas Aaron, and their terms expire at the second annual meeting of stockholders; and
•the Class III directors are Dr. Aaron Rollins and Caroline Chu, and their terms expire at the third annual meeting of stockholders.
Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation, disqualification or removal. No decrease in the number of directors will shorten the term of any incumbent director. Our board of directors is authorized to assign members of the board of directors already in office to the three classes; provided, that each class include a specified director designated pursuant to our Stockholders Agreement (as defined below). This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.
In addition, we entered into a stockholders agreement with affiliates of Sponsor and Dr. Aaron Rollins in connection with our initial public offering (the “Stockholders Agreement”). This agreement grants affiliates of our Sponsor and Dr. Aaron Rollins the right to designate nominees to our board of directors subject to the maintenance of certain ownership requirements in us. See “Certain Relationships and Related Party Transactions—Stockholders Agreement.”

In accordance with our corporate governance guidelines and subject to the Stockholders Agreement, our independent directors will designate a lead independent director in the event that the Company does not have an independent chairperson of the board of directors. With the transition of Dr. Aaron Rollins into the executive chairman role, Adam Feinstein has been designated as the lead independent director of the Company. Our corporate governance guidelines also provide that the independent directors shall meet periodically in executive session but no less than two times per year or whatever minimum has been set by the Nasdaq listing standards.

Controlled Company Exemption
We meet the definition of a “controlled company” under the Nasdaq listing standards, and thus we qualify for the “controlled company” exemption to the board of directors and committee composition requirements under the Nasdaq listing standards. If we were to rely on this exemption, we would be exempt from the requirements that (1) our board of directors be comprised of a majority of independent directors, (2) we have a nominating and corporate governance committee composed entirely of independent directors, and (3) our compensation committee be comprised solely of independent directors. The “controlled company” exemption does not modify the independence requirements for the audit committee, and we comply, and intend to continue complying, with the requirements of the Sarbanes-Oxley Act and the Nasdaq listing standards, which require that our audit committee be composed of at least three members and entirely of independent directors within one year from the date of this prospectus.
We do not, and do not intend to, rely on the "controlled company" exemption under the Nasdaq listing standards and we have taken all actions necessary to comply with such requirements, including appointing a majority of independent directors to the board of directors and establishing certain committees composed entirely of independent directors within the time frames set forth under the Nasdaq listing standards. However, as long as we remain a “controlled company” these requirements will not apply to us and we may, in the future, seek to utilize some or all of these exemptions.

Annual Board and Committee Performance Review
Pursuant to our corporate governance guidelines, the nominating and corporate governance committee is responsible for reporting annually to the board of directors an evaluation of the overall performance of the board of directors. Additionally, the charters of the audit committee, compensation committee, and nominating and corporate governance committees each provide that the respective committee is responsible for performing or participating in an annual evaluation of its performance, the results of which are presented to the board of directors.

Board Meeting Attendance
During the fiscal year ended December 31, 2022 (“Fiscal 2022”), our board of directors met seven times, our audit committee met four times, our compensation committee met seven times and our nominating and corporate governance committee met three times. Each director attended the board of directors' meetings and all of the meetings of the committees of the board of directors on which such director served in Fiscal 2022. The board of directors and its committees also approved certain actions by unanimous written consent in lieu of a meeting.

It is our policy that our directors attend annual meetings of stockholders.

Committees of the Board of Directors
Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until as otherwise determined by our board of directors. Each of the committees operates under its own written charter adopted by the board of directors, each of which is available on our website at https://investors.elitebodysculpture.com.

Audit Committee
Our audit committee consists of Thomas Aaron, Caroline Chu, and Kenneth Higgins, with Thomas Aaron serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Thomas Aaron is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933. Our audit committee, among other things:
•reviews our consolidated financial statements and our critical accounting policies and practices;
•selects a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
•helps to ensure the independence and performance of the independent registered public accounting firm;
•discusses the scope and results of the audit with the independent registered public accounting firm and reviews, with management and the independent registered public accounting firm, our interim and year-end results of operations;
•pre-approves all audit and all permissible non-audit services to be performed by the independent registered public accounting firm;
•oversees the performance of our internal audit function when established;
•reviews the adequacy of our internal controls;
•oversees cybersecurity controls, risks and policies
•develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviews our policies on risk assessment and risk management; and
•reviews and approves or disapproves all related party transactions.
Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Compensation Committee
Our compensation committee consists of Caroline Chu, Thomas Aaron, and Kenneth Higgins, with Caroline Chu serving as Chairperson. The composition of our compensation committee meets the requirements for independence under Nasdaq listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Our compensation committee, among other things:
•reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;
•administers our stock and equity incentive plans;
•reviews and approves, or makes recommendations to our board of directors regarding, incentive compensation and equity plans; and
•establishes and reviews general policies relating to compensation and benefits of our employees.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The charter provides that the compensation committee may, in its sole discretion and at the expense of the Company, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

To assist the compensation committee in meeting its responsibilities, the committee engaged Haigh & Co. (“Haigh”) as its independent outside compensation consultant to regularly provide executive compensation market analysis and insight, with respect to our executive officers. Haigh only provides services to the compensation committee with respect to executive and director compensation and does not provide any other services to the Company.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Kenneth Higgins and Pamela Netzky, with Kenneth Higgins serving as Chairperson. The composition of our nominating and corporate governance committee meets the requirements for independence under Nasdaq listing standards and SEC rules and regulations. Our nominating and corporate governance committee, among other things:
•identifies, evaluates and selects, or makes recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;
•evaluates the performance of our board of directors and of individual directors;
•considers and makes recommendations to our board of directors regarding the composition of our board of directors and its committees;
•reviews developments in corporate governance practices;
•oversees environmental, social and governance (ESG) matters;
•evaluates the adequacy of our corporate governance practices and reporting; and
•develops and makes recommendations to our board of directors regarding corporate governance guidelines and matters.
The nominating and corporate governance committee operates under a written charter that satisfies the applicable listing requirements and rules of Nasdaq.

Section 16(a) Reporting
Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. They must also provide us with copies of the reports.
Based solely on a review of the copies of such forms in our possession, and on written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended December 31, 2022.

Code of Business Conduct and Ethics
Our board of directors has a Code of Business Conduct and Ethics applicable to our directors, officers and employees. The Code of Business Conduct and Ethics is accessible on our website at https://investors.elitebodysculpture.com/corporate-governance/governance. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

EXECUTIVE OFFICERS
Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as our executive officers as of March 10, 2023.

On December 30, 2022, the board of directors terminated the employment of Ronald Zelhof as Chief Operating Officer and President of the Company, effective December 30, 2022. As discussed below, Mr. Zelhof entered into a Separation and General Release Agreement (“Separation Agreement”) with the Company, which provides for the severance benefits specified in Section 7 of his employment agreement (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-260067)) and continued vesting of certain equity awards.

Name	Age	Position
Todd Magazine (1)	58	Chief Executive Officer and Director
Dennis Dean	50	Chief Financial Officer
Dr. Aaron Rollins (1)	48	Executive Chairman of the board of directors

(1) See “Board of Directors” for a description of Todd Magazine’s and Dr. Aaron Rollins' experience.

Dennis Dean has served as our Chief Financial Officer since June 1, 2021. Mr. Dean has over 20 years of experience in multi-site healthcare services. Prior to joining the Company, Mr. Dean served as Senior Vice President of Finance and Operations for Envision Healthcare from January 2019 to December 2020. Mr. Dean also served as Chief Accounting Officer and Corporate Controller for Surgery Partners and its predecessor company, Symbion, from 2008 through 2018 and was part of the team which took Surgery Partners public in 2015. Prior to joining Symbion, he co-founded Resource Partners, LLC, a healthcare-focused financial consulting firm, and began his career at Deloitte. Mr. Dean is a Certified Public Accountant and holds a B.S. in Accounting and an MAcc from Western Kentucky University.

Item 11. Executive Compensation

This section provides an overview of the compensation of our principal executive officer and our next two most highly-compensated executive officers for Fiscal 2022. We refer to these individuals as our named executive officers. Our named executive officers for 2022 were:

•Dr. Aaron Rollins, our Chief Executive Officer;
•Ronald P. Zelhof, our Chief Operating Officer; and
•Dennis Dean, our Chief Financial Officer
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by or paid to our named executive officers (“NEOs”) in respect of their service to us during Fiscal 2022 and the fiscal year ended December 31, 2021 (“Fiscal 2021”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Dr. Aaron Rollins	2022	875,000	—	2,276,023	340,375	13,170	3,504,568
Chief Executive Officer	2021	558,333	430,833	27,606,116	404,668	6,644	29,006,594
Ronald P. Zelhof	2022	575,000	—	747,843	172,500	1,868,952	3,364,295
Chief Operating Officer	2021	445,833	5,558,542	13,803,051	—	18,817	19,826,243
Dennis Dean	2022	500,000	—	650,298	145,875	22,402	1,318,575
Chief Financial Officer	2021	247,917	2,219,167	13,803,051	—	—	16,270,135

(1)     Amounts in this column reflect cash bonus awards paid in connection with our initial public offering to Mr. Zelhof, in the amount of $4,750,000, and to Mr. Dean, in the amount of $1,800,000 and bonuses paid prior to our initial public offering in the amounts of $35,000, paid to Dr. Rollins in connection with an adjustment to his base salary, $570,00, paid to Mr. Zelhof in connection with mid-year performance achievement milestones, and $225,000, paid to Mr. Dean as a sign-on bonus.

(2)     Amounts in this column for 2022 represent the grant date fair value, as determined in accordance with FASB ASC Topic 718, of a one-time equity award in connection with our annual executive long term compensation program made up of 50% restricted stock unit awards ("RSUs") and 50% performance-based restricted stock unit awards ("PSUs") granted pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). Each of the performance-based restricted stock unit award amounts are based on achievement of a relative Total Shareholder Return ("rTSR") as compared to a specified peer company group. These awards can range from 0% to 200% as the highest level of award amounts that may be earned. Amounts in this column for 2021 represent the grant date fair value, as determined in accordance with FASB ASC Topic 718, of one-time equity awards in connection with our initial public offering. For further information regarding the 2021 equity awards, please see the discussion under the heading “Treatment of IPO Equity Awards.”

(3)    Amounts in this column reflect annual incentive compensation payments earned by our named executive officers in 2022. Amounts in this column also reflect the Equityholder Bonus that Dr. Rollins earned in 2021, including the termination fee paid to Dr. Rollins in 2021, as described under “Narrative Disclosure to the Summary Compensation Table—Equityholder Bonus for Dr. Rollins” below.

(4)    On December 30, 2022, Ronald Zelhof, the Chief Operating Officer, entered into a Separation Agreement with the Company. In connection with the Separation Agreement, a severance amount was paid to the executive based on Mr. Zelhof's employment contract. Amounts shown in the “All Other Compensation” column represent the severance payment to Mr. Zelhof in 2022 and medical, dental and vision insurance policy premiums paid by us.

Narrative Disclosure to Summary Compensation Table
Annual Base Salary
Each named executive officer's base salary is a fixed component of compensation for each year for performing specific job duties and functions. The 2022 annual base salaries for our named executive officers are set forth in the Summary Compensation Table above.
In May 2021, our board of directors approved an increase to Dr. Rollins’ annual base salary from $300,000 to $600,000 and an increase to Mr. Zelhof’s annual base salary from $300,000 to $500,000. Dr. Rollins’ annual base salary was further increased to $875,000 and Mr. Zelhof’s annual base salary was further increased to $575,000, in each case, in connection with our initial public offering and effective as of October 28, 2021. Mr. Dean’s annual base salary when he began employment with the Company, effective June 1, 2021, was $395,000 and Mr. Dean’s annual base salary was increased from $395,000 to $500,000 in connection with our initial public offering and effective as of October 28, 2021.
Annual Cash Bonuses
In addition to their annual base salary, our named executive officers are eligible for an annual cash performance bonus for each fiscal year based upon achievement of our performance targets, as determined by our board of directors in its sole and absolute discretion. For 2022, Dr. Rollins, Mr. Zelhof and Mr. Dean were eligible to receive an annual incentive cash compensation of 100%, 75% and 75%, respectively, of their annual base salary based on annual EBITDA performance. In February of 2022, our board of directors approved the 2022 budgeted EBITDA target of $60.0 million and budgeted revenue target of $177.5 million. For the 2022 performance period, our EBITDA was $43.1 million and our revenue was $168.8 million. As a result of our performance versus company objectives and each named executive officer’s performance versus their respective individual objectives, Dr. Rollins, Mr. Zelhof and Mr. Dean earned bonuses of $340,375, $172,500 and $143,875, respectively. These bonuses will be paid during the first quarter of 2023.

Annual Equity Awards

We awarded RSUs and PSUs to each of Dr. Rollins, Mr. Zelhof and Mr. Dean (the “Annual Awards”) in 2022 from our 2021 Equity Incentive Award Plan. The Annual Awards for Dr. Rollins, Mr. Zelhof and Mr. Dean were 50% in the form of RSUs and 50% in the form of PSUs.
The number of RSUs granted to Dr. Rollins, Mr. Zelhof and Mr. Dean in connection with their Annual Awards cover 64,386 shares of our common stock, 21,156 shares of our common stock and 18,396 shares of our common stock, respectively. The RSUs vest one-third annually over the first three anniversaries of the date of grant, subject to continued employment on such date, except as otherwise described under “Potential Payments and Benefits upon Termination or Change in Control” below.
For Dr. Rollins, Mr. Zelhof and Mr. Dean, the number of PSUs granted to them in connection with their 2022 Annual Awards cover 64,385 shares of our common stock, 21,155 shares of our common stock and 18,396 shares of our common stock, respectively. The PSUs vest based on the Company's total shareholder return relative to a specified peer group (the "rTSR"). Based on the rTSR, the awards can settle in shares in a range of 0% to 200% of the total units. Vesting of the PSUs is subject to continued employment on the date the performance goal is achieved, except as otherwise described under “Potential Payments and Benefits upon Termination or Change in Control” below. Upon a change in control (as defined in the 2021 Plan), the performance conditions underlying the PSUs are deemed satisfied at 100% and the PSUs remain subject solely to time-based vesting over the remainder of the three year performance period, subject to continued service on such date except as otherwise described under “Potential Payments and Benefits upon Termination or Change in Control” below.

Benefits
All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, and vision, in each case on the same basis as all of our other employees, except that we pay for the full cost of premiums of such benefits for our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.

Employment Agreements
On October 5, 2021, we entered into Amended and Restated Employment Agreements with each of Dr. Rollins, Mr. Zelhof and Mr. Dean in connection with our initial public offering (the “Amended and Restated Employment Agreements”), which agreements became effective upon completion of our initial public offering. Except as noted below with respect to Mr. Zelhof, the Amended and Restated Employment Agreements applied with respect to all of the compensation disclosed int the Summary Compensation Table above.
The Amended and Restated Employment Agreements each provide that the executive will receive a base salary of $875,000 (in the case of Dr. Rollins), $575,000 (in the case of Mr. Zelhof) and $500,000 (in the case of Mr. Dean), which may be reviewed annually and may be increased, but not decreased, without the executive’s consent. The Amended and Restated Employment Agreements also provide that the executive is eligible to receive an annual performance-based cash bonus with a target annual bonus of 100% of base salary (in the case of Dr. Rollins) and 75% of base salary (in the case of Mr. Zelhof and Mr. Dean), which bonus is earned based on the achievement of performance targets, as determined annually by our board of directors. Any annual bonus, to the extent earned, is paid in a lump sum.
The Amended and Restated Employment Agreements also provided that the executive would receive a special one-time equity award grant as soon as reasonably practicable following the completion of our initial public offering, which equity grants are described under “IPO Equity Awards” above.
Under the Amended and Restated Employment Agreements, the executives are also eligible to participate in the Company’s annual equity grant program, with the first such annual equity grant in the first quarter of 2022. Pursuant to his Amendment and Restated Employment Agreement, for Dr. Rollins, the 2022 annual equity grant has a grant date fair value equal to 200% of base salary, with a portion of such award being in the form of time-vesting restricted stock units that vest over three years in equal annual installments. All equity awards are subject to the approval of our board of directors. The Amended and Restated Employment Agreements for each of Mr. Zelhof and Mr. Dean also provided that the executive would receive a special one-time cash bonus in a lump sum payment as soon as reasonably practicable following the completion of our initial public offering in the amount of $4,750,000 (in the case of Mr. Zelhof) and $1,800,000 (in the case of Mr. Dean).
Under the Amended and Restated Employment Agreements the executive may terminate their respective employment at any time and for any reason with 60 days’ prior written notice, provided, however, that we may accelerate the executive’s last day of employment to any date within the 60-day notice period without converting the resignation into anything other than a voluntary resignation. We may terminate the executive’s employment immediately for “disability” (as defined in the Amended and Restated Employment Agreements) or immediately upon written notice for “cause” (as defined below). In the event that the executive’s employment is terminated due to his death or disability, for “cause” or upon his resignation without “good reason” (as defined below), we must provide the executive (or his beneficiaries) with (i) any unpaid base salary through the date of termination, (ii) payment for any accrued but unused paid time off, (iii) following submission of proper expense reports, reimbursement for expenses properly incurred, and (iv) all other vested entitlements or benefits to which he is entitled (collectively, the “Accrued Benefits”).
If we terminate the executive’s employment without cause (which in the case of Mr. Zelhof must be with 90 days’ written notice) or the executive terminates his employment for “good reason” (as defined below), then we must provide the executive with the Accrued Benefits and subject to the executive’s execution and non-revocation of a release of claims, a lump sum payment equal to two times (in the case of Dr. Rollins) and one and one-half times (in the case of Mr. Zelhof and Mr. Dean), the sum of (i) executive’s annual base salary, plus (ii) his target annual bonus, in each case at the rates and target amounts in effect as of such termination of employment.
For purposes of the Amended and Restated Employment Agreements with each of Dr. Rollins and Mr. Zelhof, “cause” generally means the executive’s (i) fraud, embezzlement or other misappropriation of funds or property of the Company or any of its subsidiaries or affiliates (each, a “Company Group Member”) or any persons or professional for which the Company or its subsidiaries or affiliates provides business, management, administrative, marketing or other support services (“Managed Practices”), (ii) any gross misconduct that is injurious, directly or indirectly, in any material respect to any Company Group Member or any Managed Practice, (iii) failure to perform, or breach of, in any material respect, of any obligations under the Employment Agreement or any other agreement between the executive and any Company Group Member, (iv) exclusion, debarment, termination or suspension under any Medicare, Medicaid, TRICARE or other federal, state or government health care program, or commission or conviction of, indictment for or plea of guilty or no contest to, any felony or any crime involving moral turpitude, embezzlement, fraud or self-dealing or any crime which could reasonably be expected to subject the executive, any Company Group Member, services or Managed Practice to exclusion, debarment, termination or suspension under any Medicare, Medicaid, TRICARE or other federal, state or government health care program, (v) use of alcohol or controlled substances that impairs the executive’s ability to perform his duties and responsibilities with respect to any Company Group Member or Managed Practice in any material respect, (vi) challenging the legality, validity or enforceability of any of the Managed Practice documents, (vii) termination by a Managed Practice owned or controlled by the executive of a managed services agreement with any Company Group Member for reasons other than a material breach of such agreement by any Company Group Member, (viii) the willful breach by a Managed Practice owned or controlled by the executive of a management services agreement with any Company Group Member, or (ix) the executive’s failure to give timely notice of his resignation under the employment agreement. With respect to items (ii), (iii), (viii) and (ix), any such action will only constitute “cause” if the board of directors notifies the executive in writing of such action and the executive has not remedied the action within 30 days of such notice. For Dr. Rollins, “cause” is also defined to include his license to practice medicine in the State of California or New York being revoked, terminated, cancelled, suspended, relinquished or placed on probationary status.
For purposes of the Amended and Restated Employment Agreement with Mr. Dean, “cause” generally is defined in the same manner as set forth above for Dr. Rollins and Mr. Zelhof, however prongs (iv), (vii) and (viii) of the “cause” definition described above do not apply to Mr. Dean and are replaced with a prong that includes Mr. Dean’s conviction of, or plea of guilty or no contest to, a felony or crime involving moral turpitude.
For purposes of the Amended and Restated Employment Agreements, “good reason” generally means (i) a material reduction of title authority, duties or responsibilities with the Company, (ii) a material reduction in base salary, (iii) relocation of principal place of work to a place more than 25 miles from the Company’s headquarters in Miami, Florida, or, in the case of Mr. Dean, 35 miles from Nashville, Tennessee, or (iv) a material breach by the Company of the employment agreement. Good reason will not exist unless the executive notifies the Company in writing of such action not later than 30 days after its initial occurrence and the Company has not remediated the action within 15 days of such notice. If the Company cannot remedy the action or condition for reasons beyond its control it may get a 15-day extension of the cure period.

Executive Chair Agreement with Dr. Rollins

In connection with his appointment to Executive Chairman of the board of directors, Dr. Rollins entered into an amended and restated employment agreement as of January 4, 2023 (the “Second Amended and Restated Employment Agreement”) (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K, dated December 30, 2022). The compensation outlined above for Dr. Rollins’ Amended and Restated Employment Agreements remains the same under his Second Amended and Restated Employment Agreement, as amendments reflect the change in his role with the Company and extend the term of his Second Amended and Restated Employment Agreement through October 29, 2024.

Separation Agreement for Mr. Zelhof

On December 30, 2022, the board of directors terminated the employment of Ronald Zelhof as Chief Operating Officer and President of the Company. In connection with such termination of employment Mr. Zelhof entered into a Separation and General Release Agreement (“Separation Agreement”) with the Company (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K, dated December 30, 2022), which provides for the severance benefits specified in Section 7 of his Amended and Restated Employment Agreement (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-260067)). In addition, in connection with confirming that certain restrictive covenants remain in effect and waive of the notice period under his Amended and Restated Employment Agreement, Mr. Zelhof is entitled to remain eligible to earn a portion of the PSUs granted to Mr. Zelhof in 2021 and 2022 through March 31, 2024 and December 31, 2024, respectively, and partial accelerated vesting for 176,388 RSUs.

Employee Covenants Agreement
We also entered into an Employee Covenants Agreement with Dr. Rollins dated as of October 2, 2018 (the “Rollins Covenants Agreement”), which agreement includes customary confidentiality and non-disparagement provisions, as well as provisions relating to assignment of inventions. On October 5, 2021, we entered into an amendment to the Rollins Covenants Agreement, which became effective upon completion of our initial public offering. The Rollins Covenants Agreement, as amended, also includes non-competition and non-solicitation of employees and customers provision that run during Dr. Rollins employment with the Company and for a period of twelve months after termination of employment.

Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2022, our named executive officers held outstanding equity-based awards of the Company as listed in the table below.

		Stock Awards
Name	Grant Date	Number of Shares or Units That Have Not Yet Vested (#)(1)	Market Value of Shares or Units That Have Not Yet Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units That Have Not Vested ($)(2)
Dr. Aaron Rollins	11/4/2021	649,136	2,401,803	—	—
Chief Executive Officer	11/4/2021	—	—	811,420	3,002,254
	2/25/2022	64,386	238,228	—	—
	2/25/2022	—	—	64,385	238,225
Ronald P. Zelhof (4)	11/4/2021	—	—	—	—
Chief Operating Officer	11/4/2021	—	—	99,603	368,531
	2/25/2022	—	—	—	—
	2/25/2022	—	—	8,782	32,493
Dennis Dean	11/4/2021	324,568	1,200,902	—	—
Chief Financial Officer	11/4/2021	—	—	405,710	1,501,127
	2/25/2022	18,396	68,065	—	—
	2/25/2022	—	—	18,396	68,065

(1)    Includes RSU awards granted in connection with the IPO Awards. RSUs vest in three equal installments on each of November 2, 2022, November 2, 2023 and November 2, 2024. Also includes RSU awards granted on February 25, 2022 that vest in three equal installments on each of January 1, 2023, 2024 and 2025.
(2)    Based on the closing sale price of AirSculpt common stock on NASDAQ of $3.70 per share on December 30, 2022.
(3)    Includes PSU awards granted in connection with the IPO Awards. PSU awards vest based on achievement of performance conditions over a three-year performance period, as described under “IPO Awards” above. PSUs are included at 100% performance. Also, includes PSU awards granted on February 25, 2022, which vest based on achievement of a relative total shareholder return as described under "Annual Equity Awards" section above.
(4)    Under the Separation Agreement with Ron Zelhof, 180,744 PSUs related to his IPO Awards and 8,782 PSUs from his award on February 25th, 2022 would remain outstanding. If the performance objectives are met by March 31, 2024 for the IPO awards and December 31, 2022 for the remaining awards, the awards would vest accordingly.
Potential Payments and Benefits upon Termination or Change in Control
As discussed under “Employment Agreements,” the Amended and Restated Employment Agreements provide for certain severance payments in connection with our NEOs termination of employment under certain circumstances.

Treatment of IPO Equity Awards
As detailed above under “IPO Awards,” we granted to each of Dr. Rollins, Mr. Zelhof and Mr. Dean RSUs and PSUs in connection with our initial public offering. The RSU and PSU grants provide for the following treatment in connection with certain qualifying terminations of employment or a change in control. All references to “change in control” in this section refer to such term as it is defined in the 2021 Plan.

Dr. Rollins. In the event of a termination of Dr. Rollins without cause, for good reason or due to his death or disability, (i) all unvested RSUs granted to Dr. Rollins will accelerate and vest in full as of the date of such termination and (ii) all unvested PSUs will remain outstanding and eligible to vest pro-rata, based on time employed during the performance period, subject to achievement of the specified performance condition during the performance period. The terms “cause” and “good reason” are as defined in Dr. Rollins’s employment agreement. On a change in control, all PSUs will be converted into time-vesting RSUs at target amounts, with cliff vesting at the end of the applicable performance period.

Upon a qualifying termination of employment following a change in control, all unvested RSUs and PSUs will accelerate and vest in full as of the date of such termination.

Mr. Zelhof and Mr. Dean. In the event of a termination of Mr. Zelhof or Mr. Dean without cause, for good reason or due to death or disability, (i) all unvested RSUs that would have vested during the twelve month period following the executive’s termination of employment will vest as of the date of such termination and (ii) all unvested PSUs will remain outstanding and eligible to vest pro rata, based on time employed during the performance period, for a period of 12 months following termination of employment, subject to achievement of the specified performance condition during such twelve month period. The terms “cause” and “good reason” are as defined in the executive’s employment agreement. On a change in control, all PSUs will be converted into time-vesting RSUs at target amounts, with cliff vesting at the end of the applicable performance period. Upon a qualifying termination of employment during the eighteen month period immediately following a change control, all unvested RSUs and PSUs will accelerate and vest in full as of the date of such termination.

Director compensation
The following table sets forth the compensation awarded to, earned by or paid to the non-employee members of our board of directors in respect of their service to our board of directors during our Fiscal 2022. Dr. Rollins’ compensation for Fiscal 2022 is included in the “Summary compensation table” above and as described in the accompanying narrative description. Other than as set forth in the table below, we did not pay any compensation to any of the members of our board of directors for Fiscal 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Thomas Aaron	102,500	201,591	1,498	305,589
Caroline Chu	100,000	201,591	1,955	303,546
Kenneth Higgins	107,500	201,591	4,386	313,477
Pamela Netzky	82,500	201,591	2,711	286,802

(1)     The amounts in this column represent annual cash retainers, committee chair and committee membership fees. Any director who is an officer of the Company and any director who is nominated by Vesey Street Capital Partners, L.L.C., including Messrs. Feinstein and Sollof, did not receive any AirSculpt director compensation.
(2)    The amounts in this column represent the grant date fair value, as determined in accordance with FASB ASC Topic 718, of awards of restricted stock units granted under the 2021 Plan. Awards granted in connection with our initial public offering settle one year after grant. Aggregate restricted stock unit awards outstanding as of December 31, 2022 are 18,427 for each of Mr. Aaron, Ms. Chu, Mr. Higgins and Ms. Netzky.

Narrative to Director Compensation Table
In connection with our initial public offering, we adopted a formal policy governing the compensation of our non-employee directors. Any director who also serves as an employee receives no additional compensation for services as a director or as a member of a committee of our board of directors. Compensation for our non-employee directors (other than Adam Feinstein and Daniel Sollof, who are not compensated for their service as directors) includes an annual cash retainer of $75,000. In addition, non-employee directors (other than Adam Feinstein and Daniel Sollof, who are not compensated for their service as directors) also receive an additional cash retainer for service on the audit committee, compensation committee, or nominating and corporate governance committee of our board of directors. The chairman of the audit committee receives an additional cash retainer of $20,000, and the other members of the audit committee will receive an additional cash retainer of $10,000. The chairmen of the compensation committee or nominating and corporate governance committee each receive an additional cash retainer of $15,000, and each other member of such committee will receive an additional cash retainer of $7,500. All cash retainers for service on committees of our board of directors are payable quarterly. All cash retainers will be pro-rated for any partial periods of service. In addition to cash compensation, each non-employee director (other than Adam Feinstein and Daniel Sollof, who are not compensated for their service as directors) receives an annual RSU grant, which will be granted at each annual meeting of our stockholders and will vest upon the earlier of (i) the first anniversary of the date of grant or (ii) the day prior to our next annual meeting of stockholders. For Fiscal 2022, we granted 18,427 RSUs under the 2021 Plan to each of our non-employee directors which RSUs will vest on May 11, 2023, subject to each non-employee director’s continued service through such date.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Beneficial Ownership
The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2023 by (i) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. To our knowledge, except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Applicable percentage ownership is based on 56,385,671 shares of common stock outstanding as of March 10, 2023. RSUs that may vest and settle within 60 days of March 10, 2023 are deemed to be outstanding and to be beneficially owned by the person holding the RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is: 1111 Lincoln Road, Suite 802, Miami Beach, Florida 33139.

	Common Stock beneficially owned
Name and address of beneficial owner	Number	Percentage
5% stockholders:
Dr. Aaron Rollins	13,992,180	24.82%
Entities affiliated with Vesey Street Capital Partners, L.L.C.(1)(2)	29,324,180	52.00%
Thrivent Financial for Lutherans	5,169,819	9.17%
Directors and named executive officers:
Ronald P. Zelhof	757,618	1.34%
Dennis Dean	212,567	*
Dr. Aaron Rollins	13,992,180	24.82%
Adam Feinstein(1)	29,324,180	52.00%
Daniel Sollof	—	*
Caroline Chu	43,910	*
Thomas Aaron	31,910	*
Kenneth Higgins	40,910	*
Pamela Netzky	13,910	*
All executive officers and directors as a group (9 persons)	44,417,185	78.77%

*	Represents less than 1%.
(1)	Consists of 13,575,862 shares of common stock held directly by VSCP EBS Aggregator, L.P., a Delaware limited partnership (“VSCP EBS”), 4,374,714 shares of common stock held directly by Vesey Street Capital Partners Healthcare Fund-A, L.P., a Delaware limited partnership (“VSCP Health Fund A”), and 11,373,604 shares of common stock held directly by EBS Aggregator Blocker Holdings, LLC, a Delaware limited liability company (“Aggregator Blocker Holdings”). Mr. Feinstein serves as managing partner of Vesey Street Capital Partners, L.L.C., a Delaware limited liability company (“VSCP Fund”), which is the general partner of Vesey Street Capital Partners Healthcare GP, L.P., a Delaware limited partnership, which serves as the general partner of VSCP EBS and VSCP Health Fund A. and the manager of Aggregator Blocker Holdings. The address for Mr. Feinstein, VSCP EBS, VSCP Health GP, Aggregator Blocker Holdings and VSCP Fund is c/o Adam Feinstein, 428 Greenwich Street, New York, NY 10013.
(2)	Shares voting power and investment power of the 11,373,604 shares of common stock with investors in EBS Aggregator Blocker Holdings, LLC.

Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022:

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,526,634	$0	1,495,846
Equity compensation plans not approved by security holders	—	—	—
Total	3,526,634	$0	1,495,846

(1)	Total reflects outstanding stock options, RSUs and PSUs granted pursuant to our 2021 Equity Incentive Plan as of December 31, 2022. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2023, and continuing through and including January 1, 2031, by four percent (4%) of the aggregate number of shares of common stock issued and outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors prior to the applicable January 1.
(2)	The weighted-average exercise price of outstanding options, warrants and rights is $0 because there are no outstanding options and the outstanding RSUs and PSUs have no exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Professional Services Agreements
We entered into professional services agreements (the “Professional Services Agreements”), effective October 2, 2018, with our Sponsor, Dr. Aaron Rollins and other equity holders (collectively the “Advisors”), where the Advisors provided certain managerial and advisory services to us. Each of the Advisors had an ownership interest in EBS Parent LLC. Under the Professional Services Agreements, we agreed to pay the Advisors an aggregate annual fee of the greater of $500,000 or 2% of consolidated earnings before interest, tax, depreciation and amortization, less any amounts paid to Dr. Rollins as an equityholder bonus paid to Dr. Rollins pursuant to the terms of the Employment Agreement with Dr. Rollins, payable in advance quarterly installments, and the fee was allocated between the Advisors based on the outstanding Class A Units of EBS Parent LLC held by such Advisor. Under the agreements, we also reimbursed the Advisors for any out-of-pocket expenses incurred related to providing their services. During the years ended December 31, 2020 and 2019, the Company incurred management fees of approximately $500,000 each year, including the equityholder bonus paid to Dr. Rollins pursuant to the terms of the Employment Agreement with Dr. Rollins. The Professional Services Agreements were terminated immediately prior to the completion of our initial public offering for an aggregate termination fee of $1,000,000, including an equityholder bonus paid to Dr. Rollins pursuant to the terms of the Employment Agreement with Dr. Rollins.

Management Services Agreements and Continuity Agreements
We have entered into MSAs with Elite Body Sculpture, PC (California), EBS Florida, PLLC, EBS Minnesota, LLC, Madison Avenue Medical PLLC (New York) (the “New York Professional Association”), EBS Tennessee, PLLC, EBS—Texas, PLLC, EBS Utah, LLC, EBS Virginia, LLC, and EBS Washington, PLLC. Each of these Professional Associations is owned by Dr. Aaron Rollins. Dr. Aaron Rollins does not receive any additional compensation as a result of his ownership interest in these Professional Associations.

In July 2020, we entered into an MSA with EBS Arizona, LLC, which is owned by Dr. Aaron Rollins’ father, Dr. Arlen J. Rollins. Pursuant to this MSA, during Fiscal 2022 and Fiscal 2021, Dr. Arlen J. Rollins received compensation of $48,655 and $39,750, respectively, for his role as medical director of our center located in Scottsdale, Arizona.

In connection with each of the MSAs, we entered into Continuity Agreements with Dr. Aaron Rollins and Dr. Arlen J. Rollins; provided that, because of limitations under New York law, there is no Continuity Agreement in place with respect to the New York Professional Association.

Stockholders Agreement
In connection with our initial public offering, we entered into a stockholders agreement with affiliates of our Sponsor, and Dr. Aaron Rollins in connection with our initial public offering (the “Stockholders Agreement”). The Stockholders Agreement requires us to, among other things, nominate a number of individuals designated by affiliates of our Sponsor for election as our directors at any meeting of our stockholders (each a “Sponsor Director”) such that, upon the election of each such individual, and each other individual nominated by or at the direction of our board of directors or a duly-authorized committee of the board of directors, as a director of our Company, and taking into account any director continuing to serve without the need for re-election, the number of Sponsor Directors serving as directors of our Company will be equal to:
•if affiliates of our Sponsor together beneficially own 25% or more of our outstanding shares of common stock, two Sponsor Directors; and
•if affiliates of our Sponsor together beneficially own 10 % or more, but less than 25%, of our outstanding shares of common stock, one Sponsor Director.
For so long as the Stockholders Agreement remains in effect, Sponsor Directors may be removed only with the consent of our Sponsor. In the case of a vacancy on our board of directors created by the removal or resignation of a Sponsor Director, the Stockholders Agreement requires us to nominate an individual designated by affiliates of our Sponsor for election to fill the vacancy. Additionally, for so long as affiliates of our Sponsor hold at least 25% of our outstanding shares of common stock, we must take all necessary action to ensure that the number of directors serving on our board of directors will not exceed eight without the consent of affiliates of our Sponsor. Further, for so long as affiliates of our Sponsor are entitled to designate two Sponsor Directors for election to our board of directors, we are required to take all necessary action to cause the chairperson of our board of directors to be an individual chosen by affiliates of our Sponsor.
Additionally, the Stockholders Agreement grants Dr. Aaron Rollins the right to nominate one director (the “Rollins Director”) to our board of directors for so long as Dr. Aaron Rollins beneficially owns 10% or more of our outstanding shares of common stock. For so long as the Stockholders Agreement remains in effect, the Rollins Director may be removed only with the consent of Dr. Aaron Rollins. In the case of a vacancy on our board of directors created by the removal or resignation of the Rollins Director, the Stockholders Agreement requires us to nominate an individual designated by Dr. Aaron Rollins for election to fill the vacancy.

The stockholders agreement also requires us to obtain customary director indemnity insurance and enter into indemnification agreements with the Sponsor Directors and the Rollins Director.

Registration Rights Agreement
In connection with our initial public offering, we entered into a registration rights agreement with our Sponsor and Dr. Aaron Rollins. The registration rights agreement provides our Sponsor and Dr. Aaron Rollins with certain demand registration rights, including shelf registration rights, in respect of any shares of our common stock held by it, subject to certain conditions. In addition, in the event that we register additional shares of common stock for sale to the public, we will be required to give notice of such registration to our Sponsor and Dr. Aaron Rollins, and, subject to certain limitations, include shares of common stock held by them in such registration. The agreement includes customary indemnification provisions in favor of our Sponsor and Dr. Aaron Rollins, any person who is or might be deemed a control person (within the meaning of the Securities Act and the Exchange Act) and related parties against certain losses and liabilities (including reasonable costs of investigation and legal expenses) arising out of or based upon any filing or other disclosure made by us under the securities laws relating to any such registration.

Dividend Recapitalization
In February 2021, the Company made a $3 million distribution to EBS Parent LLC.

In May 2021, the Company amended the Credit Agreement by adding an incremental $52.0 million senior secured term loan. The proceeds from this loan plus excess cash on the balance sheet were used to pay a distribution to EBS Parent LLC of approximately $59.7 million and the related fees for this transaction.

Indemnification of Officers and Directors
We are party to indemnification agreements with each of our officers and directors. The indemnification agreements provide the officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Delaware law. Additionally, we may enter into indemnification agreements with any new directors or officers that may be broader in scope than the specific indemnification provisions contained in Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing agreements, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Policies and Procedures for Related Party Transactions
Our audit committee charter provides that the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of $120,000 or 1% of our assets and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our board of directors adopted a policy governing the review and approval of related party transactions by the audit committee.

Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Thomas Aaron, Caroline Chu, Adam Feinstein, Kenneth Higgins, Pamela Netzky and Daniel Sollof do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company, including the fact that Adam Feinstein and Daniel Sollof are affiliates of our Sponsor, which owns 52.0% of our common stock.
Item 14. Principal Accounting Fees and Services
SEC regulations and the Nasdaq listing standards require our audit committee to engage, retain, and supervise our independent registered public accounting firm. Our audit committee annually reviews our independent registered public accounting firm’s independence, including reviewing all relationships between the independent registered public accounting firm and us and any disclosed relationships or services that may impact the objectivity and independence of the independent registered public accounting firm, and the independent registered public accounting firm’s performance. Grant Thornton LLP has served as our independent registered public accounting firm since 2018.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Pursuant to the audit committee charter, the audit committee is responsible for the oversight of our accounting, reporting, and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate, and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. During 2022, the audit committee pre-approved all audit and permitted non-audit services provided by Grant Thornton LLP.

The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2022 and December 31, 2021:

	Fiscal year ended December 31,
	2022	2021
Audit fees(1)	$405,326	$578,515
Audit-related fees	—	—
Tax fees(2)	119,480	85,180
All other fees	—	—
Total fees	$524,806	$663,695

(1)
“Audit fees” include fees for professional services rendered for the audit of our consolidated financial statements, reviews of the interim consolidated financial statements included in quarterly reports, the review of our Registration Statement on Form S-1 for our initial public offering and services that are normally provided by Grant Thornton LLP in connection with the financial statement audit.

(2)	“Tax fees” include fees for tax compliance and advice.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements;
Our Consolidated Financial Statements and Notes thereto are set forth starting on page 80 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules;
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page 80 of this Annual Report on Form 10-K.
(3) Exhibits:
The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibit	File Date
3.1	Amended and Restated Articles of Incorporation	10-Q	001-40973	3.1	12/03/21
3.2	Amended and Restated Bylaws	10-Q	001-40973	3.2	12/03/21
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock	S-1/A	333-260067	4.1	10/28/21
4.2	Registration Rights Agreement by and between the Company and the Sponsor, dated November 2, 2021	10-Q	001-40973	10.15	12/03/21
4.3	Stockholders Agreement by and between the Company, VSCP EBS Aggregator, LP, Dr. Aaron Rollins, and JCBI II LLC, dated November 2, 2021	10-Q	001-40973	10.16	12/03/21
4.4	Description of Registrant’s Securities	10-K	001-40973	4.4	03/11/22
10.1	Form of Indemnification Agreement by and between the Company and each of its directors and officers	10-Q	001-40973	10.1	12/03/21
10.2	Credit Agreement dated as of November 7, 2022, among AirSculpt Technologies, Inc., as Holdings, EBS Intermediate Parent LLC, as Intermediate Holdings, EBS Enterprises LLC, as the Borrower, the several lenders from time to time party hereto, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender	8-K	001-40973	10.1	11/09/22
10.3	Form of Management Services Agreement	10-Q	001-40973	10.3	12/03/21
10.4	Form of Continuity Agreement	10-Q	001-40973	10.4	12/03/21
10.5†	2021 Equity Incentive Plan	10-Q	001-40973	10.6	12/03/21
10.6†	Second Amended and Restated Employment Agreement between the Company and Dr. Rollins, dated January 4, 2023	8-K	001-40973	10.3	01/06/23
10.7†	Separation and General Release Agreement between the Company and Ronald Zelhof, dated December 30, 2022	8-K	001-40973	10.2	01/06/23
10.8†	Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dennis Dean	10-Q	001-40973	10.10	12/03/21
10.9†	Form of AirSculpt Technologies, Inc. RSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.7	12/03/21

10.10†	Form of AirSculpt Technologies, Inc. PSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.8	12/03/21
10.11†	Form of AirSculpt Technologies, Inc. 2021 RSU Award Grant Notice and Award Agreement	10-Q	001-40973	10.12	12/03/21
10.12†	Employee Covenants Agreement, dated as of October 2, 2018, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.13	12/03/21
10.13†	First Amendment to Employee Covenants Agreement, dated as of October 5, 2021, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.14	12/03/21
10.14†	Form of AirSculpt Technologies, Inc. 2022 PSU Award Grant Notice and Award Agreement	8-K	001-40973	10.1	03/03/21
10.15†	Employment Agreement between the Company and Todd Magazine, dated December 29, 2022	8-K	001-40973	10.1	01/06/23
21.1	List of Subsidiaries	S-1/A	333-260067	21.1	10/28/21
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRSCULPT TECHNOLOGIES, INC.

Date: March 10, 2023
By: /s/ Todd Magazine
Todd Magazine
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Magazine and Dennis Dean, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Todd Magazine	Chief Executive Officer, Director (Principal Executive Officer)	March 10, 2023
Todd Magazine

/s/ Dennis Dean	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
Dennis Dean

/s/ Dr. Aaron Rollins	Executive Chairman of the Board	March 10, 2023
Dr. Aaron Rollins

/s/ Adam Feinstein	Director	March 10, 2023
Adam Feinstein

/s/ Daniel Sollof	Director	March 10, 2023
Daniel Sollof

/s/ Caroline Chu	Director	March 10, 2023
Caroline Chu

/s/ Thomas Aaron	Director	March 10, 2023
Thomas Aaron

/s/ Kenneth Higgins	Director	March 10, 2023
Kenneth Higgins

/s/ Pamela Netzky	Director	March 10, 2023
Pamela Netzky