Form 10-Q
period 2023-03-31
Airsculpt Technologies, Inc.
filed 2023-05-12
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 56,784,968 shares of common stock outstanding as of May 12, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K.
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
The risk factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,283	$9,616
Taxes receivable	2,743	2,831
Prepaid expenses and other current assets	3,861	4,229
Total current assets	17,887	16,676
Property and equipment, net	27,284	24,206
Other long-term assets	3,273	3,280
Right of use operating lease assets	29,432	23,764
Intangible assets, net	49,911	51,099
Goodwill	81,734	81,734
Total assets	$209,521	$200,759
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,340	$3,844
Accrued payroll and benefits	2,455	2,991
Current portion of long-term debt	2,125	2,125
Deferred revenue and patient deposits	3,891	2,358
Accrued and other current liabilities	3,621	6,644
Current operating lease liabilities	5,083	4,356
Total current liabilities	21,515	22,318
Long-term debt, net	81,148	81,420
Deferred tax liability, net	5,485	5,485
Long-term operating lease liabilities	25,120	19,745
Other long-term liabilities	1,025	1,025
Total liabilities	134,293	129,993
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 56,711,260 and 56,181,689, respectively	56	56
Additional paid-in capital	90,312	85,858
Accumulated other comprehensive loss	(54)	(76)
Accumulated deficit	(15,086)	(15,072)
Total stockholders' equity	75,228	70,766
Total liabilities and stockholders' equity	$209,521	$200,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in $000s, except for shares and per share figures)	2023	2022
Revenue	$45,813	$39,544
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	18,017	14,662
Selling, general and administrative	23,882	24,167
Depreciation and amortization	2,336	1,886
Gain on disposal of long-lived assets	(184)	—
Total operating expenses	44,051	40,715
Income/(loss) from operations	1,762	(1,171)
Interest expense, net	1,735	1,492
Pre-tax net income/(loss)	27	(2,663)
Income tax expense/(benefit)	41	(1,970)
Net loss	$(14)	$(693)

Loss per share of common stock
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Weighted average shares outstanding
Basic	56,443,370	55,640,154
Diluted	56,443,370	55,640,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
($000s)	2023	2022
Net loss	$(14)	$(693)
Other comprehensive loss:
Change in foreign currency translation adjustment	22	—
Total other comprehensive income	22	—
Comprehensive income/(loss)	$8	$(693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2021	55,640,154	$56	$83,865	$—	$(393)	$83,528
Distributions	—	—	(282)	—	—	(282)
Equity-based compensation	—	—	7,316	—	—	7,316
Net loss	—	—	—	—	(693)	(693)
Balance at March 31, 2022	55,640,154	$56	$90,899	$—	$(1,086)	$89,869

Balance at December 31, 2022	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
Issuance of common stock through unit vesting	529,571	—	—	—	—	—
Dividends	—	—	66	—	—	66
Equity-based compensation	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	22	—	22
Balance at March 31, 2023	56,711,260	$56	$90,312	$(54)	$(15,086)	$75,228

The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
($000s)	2023	2022
Cash flows from operating activities
Net loss	$(14)	$(693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,336	1,886
Equity-based compensation	4,388	7,316
Non-cash interest expense; amortization of debt costs	259	208
Changes in assets and liabilities
Taxes receivable	88	—
Prepaid expense and other current assets	456	930
Other assets	(5,661)	(3,230)
Accounts payable	85	621
Deferred revenue and patient deposits	1,533	(404)
Accrued and other liabilities	2,749	446
Net cash provided by operating activities	6,219	7,080
Cash flows from investing activities
Purchases of property and equipment, net	(3,815)	(4,274)
Net cash used in investing activities	(3,815)	(4,274)
Cash flows from financing activities
Payment on term loan	(531)	(213)
Distribution to member	—	(711)
Dividends paid to shareholders	(206)	—
Net cash used in financing activities	(737)	(924)
Net increase in cash and cash equivalents	1,667	1,882
Cash and cash equivalents
Beginning of period	9,616	25,347
End of period	$11,283	$27,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,735	$1,285

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$411	$358
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
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2023, and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations and cash flows for the three months ended March 31, 2023 and 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2023 and 2022 are also unaudited. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.
The condensed consolidated balance sheet as of December 31, 2022 is derived from the Company’s annual audited consolidated financial statements for the year ended December 31, 2022, which should be read in conjunction with these condensed consolidated financial statements and which are included in the Company’s Annual Report dated March 10, 2023 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of March 31, 2023 and December 31, 2022 are included in deferred revenue and patient deposits.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three months ended March 31, 2023 and 2022.

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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2023 and 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2023 and 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Diluted loss per share for the three months ended March 31, 2023 and 2022 is the same as basic loss per share as the inclusion of potentially dilutive shares would be antidilutive.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $6.1 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.
Income Taxes
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of March 31,

2023 or December 31, 2022. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately 151.9% and 73.98% for the three months ended March 31, 2023 and 2022, respectively, inclusive of all applicable U.S. federal and state income taxes.
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2023. There were no triggering events during the three months ended March 31, 2023 and 2022.
The Company had goodwill of $81.7 million at March 31, 2023 and December 31, 2022.
Intangible assets consisted of the following at March 31, 2023 and December 31, 2022 (in 000’s):

	March 31, 2023	December 31, 2022	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(16,079)	(15,186)
Accumulated amortization of tradenames and trademarks	(5,310)	(5,015)
Total intangible assets	$49,911	$51,099
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended March 31, 2023 and 2022.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2023 and December 31, 2022 property and equipment consists of the following: (in 000’s):

	March 31, 2023	December 31, 2022
Medical equipment	$9,474	$8,906
Office and computer equipment	740	551
Furniture and fixtures	3,604	3,457
Leasehold improvements	18,658	14,614
Construction in progress	2,150	2,854
Less: Accumulated depreciation	(7,342)	(6,176)
Property and equipment, net	$27,284	$24,206
Depreciation expense was approximately $1.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
NOTE 4 – DEBT
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its previous credit facility.
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of March 31, 2023, the interest rate was 7.23%.
Total borrowings as of March 31, 2023 and December 31, 2022 were as follows (in 000’s):

	March 31, 2023	December 31, 2022
Term loan	$84,469	$85,000
Unamortized debt discounts and issuance costs	(1,196)	(1,455)
Total debt, net	83,273	83,545
Less: Current portion	(2,125)	(2,125)
Long-term debt, net	$81,148	$81,420
As of March 31, 2023 and 2022, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of March 31, 2023 is as follows (in 000’s):

2023 (excluding the three months ended March 31, 2023)	$1,594
2024	2,125
2025	4,250
2026	6,375
2027	70,125
Total maturities	$84,469
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of March 31, 2023 and 2022.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended March 31, 2023 and 2022, the Company incurred rent expense of $1.5 million and $1.0 million, respectively, for its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $91,000 and $45,000 for the three months ended March 31, 2023 and 2022, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the three months ended March 31, 2023 and 2022 (in 000’s):

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,253	$978
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,870	$2,073

Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements, as of March 31, 2023 (in 000’s):

2023 (excluding the three months ended March 31, 2023)	$4,310
2024	6,393
2025	6,542
2026	6,173
2027	5,069
Thereafter	11,081
Total lease payments	39,568
Less: imputed interest	(9,366)
Total lease obligations	$30,202
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three months ended March 31, 2023, the Company granted 608,955 restricted stock units ("RSUs") to executive officers and employees under the 2021 Equity Incentive Plan. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.
During the three months ended March 31, 2023, the Company also granted 585,588 performance based stock units ("PSUs") which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $4.4 million and $7.3 million for the three months ended March 31, 2023 and 2022, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $0.2 million for the three months ended March 31, 2023. The Company paid distributions to the Parent of approximately $0.3 million for the three months ended March 31, 2022.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2023 and 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2023 and 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Diluted loss per share for the three months ended March 31, 2023 and 2022, respectively, is the same as basic loss per share as the inclusion of potentially dilutive shares would be antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(14)	$(693)
Denominator:
Weighted average shares of common stock outstanding - basic	56,443,370	55,640,154
Add: Effect of dilutive securities	—	—
Weighted average shares of common stock outstanding - diluted	56,443,370	55,640,154
Loss per share of common stock outstanding - basic and diluted	$(0.00)	$(0.01)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended March 31,
	2023	2022
Restricted stock units	1,947,898	2,472,640
Performance and market-based stock units	2,420,096	2,417,001
NOTE 8 – INCOME TAXES
The Company's income tax expense/(benefit) for the three months ended March 31, 2023 and 2022 was $41.0 thousand and $(2.0) million, and the effective tax rates was 151.9% and 74.0%. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of March 31, 2023 or December 31, 2022.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
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
NOTE 10 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net income/loss excluding depreciation and amortization, net interest expense, income tax expense/(benefit), pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K dated March 10, 2023 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements.
Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Elite Body Sculpture,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations.
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience under its brand, Elite Body Sculpture. At Elite Body Sculpture, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. In March 2023, we opened a new center in Orange County, CA. We now deliver our AirSculpt® procedures through a growing nationwide footprint of 23 centers across 18 states and Canada as of May 12, 2023.
For the three months ended March 31, 2023, we performed 3,640 cases and generated approximately $45.8 million of revenue, compared to 3,156 cases and $39.5 million in revenue for the three months ended March 31, 2022. This represents approximately 16% growth in revenue for the three months ended March 31, 2023 over the same period in prior year.
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:
Cases Performed and Revenue per Case
Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit; notwithstanding that, a patient may have multiple areas treated during one visit. We believe this provides the best approach for assessing our revenue performance and trends. Our cases per procedure room is lower in the current period due to the recent addition of four de novo centers and expansions of existing centers which increased our procedure rooms by 13 over the prior year. We believe this decline to be temporary as the new procedure rooms ramp up. The expansion of procedure rooms will provide an ample platform for the Company's continued future growth.
Total Case and Revenue Metrics

	Three Months Ended March 31,
	2023	2022
Cases	3,640	3,156
Case growth	15.3%	N/A
Revenue per case	$12,586	$12,530
Revenue per case growth	0.4%	N/A
Number of facilities	23	19
Number of total procedure rooms	49	36
Same-Center Case and Revenue Metrics
Same-Center Information

For the three months ended March 31, 2023 and 2022, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2022. We define same-center facilities and procedure rooms based on if a facility has been owned or operated since January 1, 2022.

	Three Months Ended March 31,
	2023	2022
Cases	3,155	3,127
Case growth	0.9%	N/A
Revenue per case	$12,676	$12,510
Revenue per case growth	1.3%	N/A
Number of facilities	18	18
Number of total procedure rooms	38	35
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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax expense/(benefit), pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.
We define Adjusted Net Income as net loss excluding pre-opening de novo and relocation costs, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation. These items are tax effected when reconciling back to the closest GAAP measure of net loss.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss	$(14)	$(693)
Plus
Equity-based compensation	4,388	7,316
IPO related costs	—	731
Pre-opening de novo and relocation costs	1,265	847
Restructuring and related severance costs	1,154	179
Depreciation and amortization	2,336	1,886
Gain on disposal of long-lived assets	(184)	—
Interest expense, net	1,735	1,492
Income tax expense/(benefit)	41	(1,970)
Adjusted EBITDA	$10,721	$9,788
Adjusted EBITDA Margin	23.4%	24.8%
The following table uses tax-adjusted amounts to reconcile Adjusted Net Income and Adjusted Net Income per Share to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2023	2022
Net loss	$(14)	$(693)
Plus
Equity-based compensation	4,181	7,045
IPO related costs	—	541
Pre-opening de novo and relocation costs	936	627
Restructuring and related severance costs	854	132
Gain on disposal of long-lived assets	(136)	—
Adjusted net income	$5,821	$7,652

Adjusted net income per share of common stock (1)
Basic	$0.10	$0.14
Diluted	$0.10	$0.14
Weighted average shares outstanding
Basic	56,443,370	55,640,154
Diluted	57,309,392	56,244,711
(1)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended March 31,
	2023		2022
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$45,813	100.0%	$39,544	100.0%
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown below)	18,017	39.3%	14,662	37.1%
Selling, general and administrative	23,882	52.1%	24,167	61.1%
Depreciation and amortization	2,336	5.1%	1,886	4.8%
Gain on disposal of long-lived assets	(184)	(0.4)%	—	—%
Total operating expenses	44,051	96.2%	40,715	103.0%
Income/(loss) from operations	1,762	3.8%	(1,171)	(3.0)%
Interest expense, net	1,735	3.8%	1,492	3.8%
Pre-tax net income/(loss)	27	0.1%	(2,663)	(6.7)%
Income tax expense/(benefit)	41	0.1%	(1,970)	(5.0)%
Net loss	$(14)	—%	$(693)	(1.8)%
Overview—Our financial results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflect the addition of four de novo centers and expansion of existing centers which increased our procedure rooms by 13.
Revenue—Our revenue increased $6.3 million, or 15.9%, compared to the same period in 2022. The increase is the result of adding four de novo centers which expanded our footprint from 19 centers to 23 centers and our number of procedure rooms from 36 to 49 as of March 31, 2023. Same store revenue for the three months ended March 31, 2023, increased by 2.2%.
Cost of Service—Our cost of services increased $3.4 million, or 22.9%, compared to the three months ended March 31, 2022. This increase is attributable to opening four centers since the 2022 period. Cost of service was 39.3% and 37.1% as a percentage of revenue for the three months ended March 31, 2023 and 2022, respectively. This increase is primarily due to adding four de novo centers over the prior period and increasing rent related to opening these new facilities. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $(0.3) million, or (1.2)%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease is related to a decrease in our equity-based compensation expense offset by additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect our marketing and corporate support costs to continue to increase as we open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue was at 52.1% and 61.1% for the three months ended March 31, 2023 and 2022, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $8.6 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively. Our customer acquisition costs were approximately $2,360 and $2,200 per customer in the three months ended March 31, 2023 and 2022, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $15.3 million and $18.2 million for the three months ended March 31, 2023 and 2022, respectively. As previously mentioned, a decline in our equity-based compensation was the main driver for this decrease. We expect to continue to expand our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $2.3 million for the three months ended March 31, 2023 compared to $1.9 million for the same period in 2022. This increase is the result of having four additional de novo centers during the three months ended March 31, 2023 as compared to the 2022 period.
Gain on disposal of long-lived assets—We recognized a $0.2 million gain related to the disposal of previous long-lived assets as a result of relocations to expand certain centers.
Interest Expense, net—Interest expense increased to $1.7 million from $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase is due to rising interest rates in the current quarter as compared to prior quarter.
Income Tax Expense/(Benefit)— Our effective tax rate is 151.9% and (74.0)% for the three months ended March 31, 2023 and 2022, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
As of March 31, 2023, we had $11.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of March 31, 2023.
As of December 31, 2022, we had $9.6 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2022.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash Flows Provided By (Used For):
Operating activities	$6,219	$7,080
Investing activities	(3,815)	(4,274)
Financing activities	(737)	(924)
Net increase in cash and cash equivalents	1,667	1,882

Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the three months ended March 31, 2023, our operating cash flow decreased by $0.9 million compared to the same period in 2022. This decrease primarily relates to increased spending on brand awareness to support future growth. At March 31, 2023, we had working capital of $(3.6) million compared to $(5.6) million at December 31, 2022.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $3.8 million and $4.3 million, respectively. The decrease in investing activities during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was attributable to the expansion of multiple existing facilities during the 2022 period.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was $0.7 million. During the three months ended March 31, 2023, we paid cash dividends to shareholders of $0.2 million and made principal payments on our debt of $0.5 million.
Net cash used in financing activities for the three months ended March 31, 2022 was $0.9 million. For the three months ended March 31, 2022, we made distributions to EBS Parent, LLC of $0.7 million and paid scheduled principal payments on our debt of $0.2 million.
Long-Term Debt
The carrying value of our total indebtedness was $83.3 million and $83.5 million, which includes unamortized deferred financing costs and issuance discount of $1.2 million and $1.5 million, as of March 31, 2023 and December 31, 2022, respectively.
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its previous credit facility.
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of March 31, 2023, the interest rate was 7.23%.
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
Critical Accounting Policies and Estimates
A summary of significant accounting policies is disclosed in our Annual Report on Form 10-K dated March 10, 2023 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15d of the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the caption “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies and estimates or the application of those policies from our Annual Report on Form 10-K dated March 10, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2023.
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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 dated March 10, 2023 and filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Second Amended and Restated Employment Agreement between the Company and Dr. Rollins, dated January 4, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: May 12, 2023