Form 10-Q
period 2023-06-30
Airsculpt Technologies, Inc.
filed 2023-08-11
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 56,784,968 shares of common stock outstanding as of August 11, 2023.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,779	$9,616
Taxes receivable	2,743	2,831
Prepaid expenses and other current assets	3,307	4,229
Total current assets	26,829	16,676
Property and equipment, net	28,917	24,206
Other long-term assets	3,359	3,280
Right of use operating lease assets	27,723	23,764
Intangible assets, net	48,722	51,099
Goodwill	81,734	81,734
Total assets	$217,284	$200,759
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,176	$3,844
Accrued payroll and benefits	3,269	2,991
Current portion of long-term debt	2,125	2,125
Deferred revenue and patient deposits	4,271	2,358
Accrued and other current liabilities	5,162	6,644
Current operating lease liabilities	4,945	4,356
Total current liabilities	23,948	22,318
Long-term debt, net	80,875	81,420
Deferred tax liability, net	5,485	5,485
Long-term operating lease liabilities	24,479	19,745
Other long-term liabilities	1,025	1,025
Total liabilities	135,812	129,993
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 56,784,968 and 56,181,689, respectively	57	56
Additional paid-in capital	94,836	85,858
Accumulated other comprehensive loss	(111)	(76)
Accumulated deficit	(13,310)	(15,072)
Total stockholders' equity	81,472	70,766
Total liabilities and stockholders' equity	$217,284	$200,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except for shares and per share figures)	2023	2022	2023	2022
Revenue	$55,703	$49,654	$101,516	$89,198
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	19,952	17,492	37,969	32,154
Selling, general and administrative	27,893	26,010	51,775	50,177
Depreciation and amortization	2,514	1,962	4,850	3,848
Loss/(gain) on disposal of long-lived assets	(18)	227	(202)	227
Total operating expenses	50,341	45,691	94,392	86,406
Income from operations	5,362	3,963	7,124	2,792
Interest expense, net	1,891	1,559	3,626	3,051
Pre-tax net income/(loss)	3,471	2,404	3,498	(259)
Income tax expense/(benefit)	1,695	1,821	1,736	(149)
Net income/(loss)	$1,776	$583	$1,762	$(110)

Income per share of common stock
Basic	$0.03	$0.01	$0.03	$(0.00)
Diluted	$0.03	$0.01	$0.03	$(0.00)
Weighted average shares outstanding
Basic	56,753,498	55,640,154	56,599,291	55,640,154
Diluted	58,511,766	58,360,685	58,095,736	55,640,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($000s)	2023	2022	2023	2022
Net income/(loss)	$1,776	$583	$1,762	$(110)
Other comprehensive loss:
Change in foreign currency translation adjustment	(57)	—	(35)	—
Total other comprehensive loss	(57)	—	(35)	—
Comprehensive income/(loss)	$1,719	$583	$1,727	$(110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2021	55,640,154	$56	$83,865	$—	$(393)	$83,528
Distributions	—	—	(282)	—	—	(282)
Equity-based compensation	—	—	7,316	—	—	7,316
Net loss	—	—	—	—	(693)	(693)
Balance at March 31, 2022	55,640,154	56	90,899	—	(1,086)	89,869
Distributions	—	—	(294)	—	—	(294)
Equity-based compensation	—	—	7,275	—	—	7,275
Net income	—	—	—	—	583	583
Balance at June 30, 2022	55,640,154	$56	$97,880	$—	$(503)	$97,433

Balance at December 31, 2022	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
Issuance of common stock through unit vesting	529,571	—	—	—	—	—
Dividends	—	—	66	—	—	66
Equity-based compensation	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	22	—	22
Balance at March 31, 2023	56,711,260	56	90,312	(54)	(15,086)	75,228
Issuance of common stock through unit vesting	73,708	1	—	—	—	1
Distributions	—	—	(79)	—	—	(79)
Equity-based compensation	—	—	4,603	—	—	4,603
Net income	—	—	—	—	1,776	1,776
Other comprehensive loss	—	—	—	(57)	—	(57)
Balance at June 30, 2023	56,784,968	$57	$94,836	$(111)	$(13,310)	$81,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($000s)	2023	2022
Cash flows from operating activities
Net income/(loss)	$1,762	$(110)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,850	3,848
Equity-based compensation	8,991	14,591
Non-cash interest expense; amortization of debt costs	518	482
Loss on disposal of long-lived assets	(202)	227
Changes in assets and liabilities
Taxes receivable	88	—
Prepaid expense and other current assets	1,052	832
Other assets	(3,967)	(4,794)
Accounts payable	(392)	756
Deferred revenue and patient deposits	1,912	(203)
Accrued and other liabilities	3,843	1,849
Net cash provided by operating activities	18,455	17,478
Cash flows from investing activities
Purchases of property and equipment, net	(5,976)	(6,139)
Net cash used in investing activities	(5,976)	(6,139)
Cash flows from financing activities
Payment on term loan	(1,063)	(425)
Distribution to member	(79)	(1,008)
Dividends paid to shareholders	(206)	—
Other financing activity	32	—
Net cash used in financing activities	(1,316)	(1,433)
Net increase in cash and cash equivalents	11,163	9,906
Cash and cash equivalents
Beginning of period	9,616	25,347
End of period	$20,779	$35,253

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,109	$2,569
Cash paid for taxes	$872	$184

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$724	$2,284
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
The Company, through its wholly-owned subsidiaries, is a provider of practice management services to professional associations (“PAs”) located throughout the United States, Canada, and the United Kingdom. The Company owns and operates non-clinical assets and provides its management services to the PAs through management services agreements (“MSAs”). Management services provide for the administration of the non-clinical aspects of the medical operations and include, but are not limited to, financial, administrative, technical, marketing, and personnel services. Pursuant to the MSA, the PA is responsible for all clinical aspects of the medical operations of the practice.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of June 30, 2023 and December 31, 2022 are included in deferred revenue and patient deposits.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Total amortization of deferred financing costs was approximately $0.5 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and six months ended June 30, 2023 and 2022.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income/(loss) for the three and six months ended June 30, 2023 and 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) for the three and six months ended June 30, 2023 and 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $6.9 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $12.9 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of June 30, 2023 or December 31, 2022. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately 48.8% and 75.7% for the three months ended June 30, 2023 and 2022, respectively, and approximately 49.6% and 57.5% for the six months ended June 30, 2023 and 2022, respectively, inclusive of all applicable U.S. federal and state income taxes.
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2023. There were no triggering events during the three and six months ended June 30, 2023 and 2022.
The Company had goodwill of $81.7 million at June 30, 2023 and December 31, 2022.

Intangible assets consisted of the following at June 30, 2023 and December 31, 2022 (in 000’s):

	June 30, 2023	December 31, 2022	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(16,973)	(15,186)
Accumulated amortization of tradenames and trademarks	(5,605)	(5,015)
Total intangible assets	$48,722	$51,099
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended June 30, 2023 and 2022, and $2.4 million for both of the six months ended June 30, 2023 and 2022.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2023 and December 31, 2022 property and equipment consists of the following: (in 000’s):

	June 30, 2023	December 31, 2022
Medical equipment	$10,088	$8,906
Office and computer equipment	789	551
Furniture and fixtures	3,755	3,457
Leasehold improvements	20,286	14,614
Construction in progress	2,653	2,854
Less: Accumulated depreciation	(8,654)	(6,176)
Property and equipment, net	$28,917	$24,206
Depreciation expense was approximately $1.3 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
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
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of June 30, 2023, the interest rate was 7.23%.

Total borrowings as of June 30, 2023 and December 31, 2022 were as follows (in 000’s):

	June 30, 2023	December 31, 2022
Term loan	$83,937	$85,000
Unamortized debt discounts and issuance costs	(937)	(1,455)
Total debt, net	83,000	83,545
Less: Current portion	(2,125)	(2,125)
Long-term debt, net	$80,875	$81,420
As of June 30, 2023 and December 31, 2022, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of June 30, 2023 is as follows (in 000’s):

2023 (excluding the six months ended June 30, 2023)	$1,062
2024	2,125
2025	4,250
2026	6,375
2027	70,125
Total maturities	$83,937
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of June 30, 2023 and 2022.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended June 30, 2023 and 2022, the Company incurred rent expense of $1.4 million and $1.0 million, respectively, for its medical office suites. For the six months ended June 30, 2023 and 2022, the Company incurred rent expense of $2.9 million and $2.0 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $91,000 and $119,000 for the three months ended June 30, 2023 and 2022, respectively, and $182,000 and $164,000 for the six months ended June 30, 2023 and 2022, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the six months ended June 30, 2023 and 2022 (in 000’s):

	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,544	$2,026
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,991	$6,138

Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ended December 31,
2023 (excluding the six months ended June 30, 2023)	$2,696
2024	6,240
2025	6,413
2026	6,043
2027	5,441
Thereafter	12,273
Total lease payments	39,106
Less: imputed interest	(9,683)
Total lease obligations	$29,423
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and six months ended June 30, 2023, the Company granted 158,306 and 767,261 restricted stock units ("RSUs"), respectively, to executive officers and employees under the 2021 Equity Incentive Plan. During the three and six months ended June 30, 2022, the Company granted 107,937 RSUs. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three and six months ended June 30, 2023, the Company also granted 89,258 and 674,846 performance based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and six months ended June 30, 2022, the Company granted 103,936 PSUs, which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $4.6 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively, and $9.0 million and $14.6 million for the six months ended June 30, 2023 and 2022, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $— and $0.2 million for the three and six months ended June 30, 2023, respectively. The Company paid distributions to the Parent of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income/(loss)	$1,776	$583	$1,762	$(110)
Denominator:
Weighted average shares of common stock outstanding - basic	56,753,498	55,640,154	56,599,291	55,640,154
Add: Effect of dilutive securities	1,758,268	2,720,531	1,496,445	—
Weighted average shares of common stock outstanding - diluted	58,511,766	58,360,685	58,095,736	55,640,154
Income/(loss) per share of common stock outstanding - basic and diluted	$0.03	$0.01	$0.03	$(0.00)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	738,437	—	791,716	2,395,967
Performance and market-based stock units	1,971,274	—	2,033,737	2,444,464
NOTE 8 – INCOME TAXES
The Company's income tax expense for the three months ended June 30, 2023 and 2022 was $1.7 million and $1.8 million, respectively, and the income tax expense/(benefit) for the six months ended June 30, 2023 and 2022 was $1.7 million and $(0.1) million, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 48.8% and 75.7%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 49.6% and 57.5%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of June 30, 2023 or December 31, 2022.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net income/loss excluding depreciation and amortization, net interest expense, income tax expense/(benefit), restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.

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
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience under its brand, Elite Body Sculpture. At Elite Body Sculpture, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. We opened a new center in Orange County, CA in March 2023, in Austin, TX in May 2023, in London, UK in June 2023 and in San Jose, CA in July 2023. We deliver our AirSculpt® procedures through a growing nationwide footprint of 26 centers across 18 states, Canada and the United Kingdom as of August 11, 2023.
For the three and six months ended June 30, 2023, we performed 4,186 and 7,826 cases, respectively, compared to 3,691 and 6,847 for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, we generated approximately $55.7 million and $101.5 million of revenue, respectively, compared to $49.7 million and $89.2 million for the three and six months ended June 30, 2022, respectively. This represents approximately 12% growth in revenue for the three months ended June 30, 2023 over the same period in prior year and approximately 14% growth in revenue for the six months ended June 30, 2023 over the same period in prior year.
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
Total Case and Revenue Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cases	4,186	3,691	7,826	6,847
Case growth	13.4%	N/A	14.3%	N/A
Revenue per case	$13,307	$13,453	$12,972	$13,027
Revenue per case growth	(1.1)%	N/A	(0.4)%	N/A
Number of facilities	25	19	25	19
Number of total procedure rooms	53	38	53	38
Same-Center Case and Revenue Metrics
Same-Center Information

For the three months ended June 30, 2023 and 2022, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since April 1, 2022. We define same-center facilities and procedure rooms based on if a facility has been owned or operated since April 1, 2022.
For the six months ended June 30, 2023 and 2022, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2022. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cases	3,589	3,691	6,638	6,724
Case growth	(2.8)%	N/A	(1.3)%	N/A
Revenue per case	$13,249	$13,452	$13,005	$12,994
Revenue per case growth	(1.5)%	N/A	0.1%	N/A
Number of facilities	19	19	18	18
Number of total procedure rooms	40	38	38	35
Non-GAAP Financial Measures—Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income per Share
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"), however, management believes the evaluation of our ongoing operating results may be enhanced by a presentation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income per Share, which are non-GAAP financial measures.
We define Adjusted EBITDA as net income/(loss) excluding depreciation and amortization, net interest expense, income tax expense/(benefit), restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.
We define Adjusted Net Income as net income/(loss) excluding, restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, equity-based compensation and the tax effect of these adjustments.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income/(loss), the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income/(loss)	$1,776	$583	$1,762	$(110)
Plus
Equity-based compensation	4,603	7,275	8,991	14,591
IPO related costs	—	—	—	731
Restructuring and related severance costs	2,151	550	3,305	730
Depreciation and amortization	2,514	1,962	4,850	3,848
(Gain)/loss on disposal of long-lived assets	(18)	227	(202)	227
Interest expense, net	1,891	1,559	3,626	3,051
Income tax expense/(benefit)	1,695	1,821	1,736	(149)
Adjusted EBITDA	$14,612	$13,977	$24,068	$22,919
Adjusted EBITDA Margin	26.2%	28.1%	23.7%	25.7%
For the three months ended June 30, 2023 and 2022, pre-opening de novo and relocation costs were $1.4 million and $1.2 million, respectively. For the six months ended June 30, 2023 and 2022, pre-opening de novo and relocation costs were $2.7 million and $2.1 million, respectively.
The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net income/(loss), the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss)	$1,776	$583	$1,762	$(110)
Plus
Equity-based compensation	4,603	7,275	8,991	14,591
IPO related costs	—	—	—	731
Restructuring and related severance costs	2,151	550	3,305	730
(Gain)/loss on disposal of long-lived assets	(18)	227	(202)	227
Tax effect of adjustments	(869)	(477)	(1,328)	(1,000)
Adjusted net income	$7,643	$8,158	$12,528	$15,169

Adjusted net income per share of common stock (1)
Basic	$0.13	$0.15	$0.22	$0.27
Diluted	$0.13	$0.14	$0.22	$0.26
Weighted average shares outstanding
Basic	56,753,498	55,640,154	56,599,291	55,640,154
Diluted	58,511,766	58,360,685	58,095,736	58,360,685
(1)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended June 30,
	2023		2022
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$55,703	100.0%	$49,654	100.0%
Operating expenses:
Cost of service	19,952	35.8%	17,492	35.2%
Selling, general and administrative	27,893	50.1%	26,010	52.4%
Depreciation and amortization	2,514	4.5%	1,962	4.0%
(Gain)/loss on disposal of long-lived assets	(18)	—%	227	0.5%
Total operating expenses	50,341	90.4%	45,691	92.0%
Income from operations	5,362	9.6%	3,963	8.0%
Interest expense, net	1,891	3.4%	1,559	3.1%
Pre-tax net income	3,471	6.2%	2,404	4.8%
Income tax expense	1,695	3.0%	1,821	3.7%
Net income	$1,776	3.2%	$583	1.2%
Overview—Our financial results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 reflect the addition of six de novo centers and expansion of existing centers which increased our procedure rooms by 15.
Revenue—Our revenue increased $6.0 million, or 12.2%, compared to the same period in 2022. The increase is the result of adding six de novo centers which expanded our footprint from 19 centers to 25 centers and our number of procedure rooms from 38 to 53 as of June 30, 2023.
Cost of Service—Our cost of services increased $2.5 million, or 14.1%, compared to the three months ended June 30, 2022. This increase is attributable to opening six centers since the 2022 period. Cost of service was 35.8% and 35.2% as a percentage of revenue for the three months ended June 30, 2023 and 2022, respectively. Cost of service as a percent of revenue was in line year over year.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.9 million, or 7.2%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers, offset by a decrease in our equity-based compensation expense. We expect our marketing and corporate support costs to continue to increase as we open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue was at 50.1% and 52.4% for the three months ended June 30, 2023 and 2022, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $9.4 million and $7.6 million for the three months ended June 30, 2023 and 2022, respectively. Our customer acquisition costs were approximately $2,250 and $2,000 per customer in the three months ended June 30, 2023 and 2022, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.

General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $18.5 million and $18.4 million for the three months ended June 30, 2023 and 2022, respectively. We expect to continue to expand our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $2.5 million for the three months ended June 30, 2023 compared to $2.0 million for the same period in 2022. This increase is the result of having six additional de novo centers during the three months ended June 30, 2023 as compared to the 2022 period.
(Gain)/loss on disposal of long-lived assets—We recognized a $18.0 thousand gain related to the disposal of previous long-lived assets as a result of relocations to expand certain centers.
Interest Expense, net—Interest expense increased to $1.9 million from $1.6 million for the three months ended June 30, 2023 and 2022, respectively. The increase is due to rising interest rates in the current quarter as compared to prior quarter.
Income Tax Expense/(Benefit)— Our effective tax rate is 48.8% and 75.7% for the three months ended June 30, 2023 and 2022, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also show the percentage relationship to revenue for the periods indicated:

	Six Months Ended June 30,
	2023		2022
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$101,516	100.0%	$89,198	100.0%
Operating expenses:
Cost of service	37,969	37.4%	32,154	36.0%
Selling, general and administrative	51,775	51.0%	50,177	56.3%
Depreciation and amortization	4,850	4.8%	3,848	4.3%
(Gain)/loss on disposal of long-lived assets	(202)	(0.2)%	227	0.3%
Total operating expenses	94,392	93.0%	86,406	96.9%
Income from operations	7,124	7.0%	2,792	3.1%
Interest expense, net	3,626	3.6%	3,051	3.4%
Pre-tax net income/(loss)	3,498	3.4%	(259)	(0.3)%
Income tax expense/(benefit)	1,736	1.7%	(149)	(0.2)%
Net income/(loss)	$1,762	1.7%	$(110)	(0.1)%
Overview— Our financial results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 reflect the addition of six de novo centers.
Revenue—Our revenue increased $12.3 million, or 13.8%, compared to the same period in 2022. The increase is the result of adding six de novo centers which increased our footprint from 19 centers to 25 centers as of June 30, 2023. Revenue per case decreased (0.4)% over the prior year as the increase in overall revenue was volume based.
Cost of Service—Our cost of service increased $5.8 million, or 18.1%, compared to the six months ended June 30, 2022. This increase is primarily attributable to opening six de novo centers since the 2022 period. Cost of service was 37.4% and 36.0% as a percentage of revenue for the six months ended June 30, 2023 and 2022, respectively. This increase is primarily due to adding six de novo centers over the prior period. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.6 million, or 3.2%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers, offset by a decrease in our equity-based compensation expense. We expect our marketing and corporate support costs to continue to increase as we open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue were 51.0% and 56.3% for the six months ended June 30, 2023 and 2022, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $18.0 million and $14.7 million for the six months ended June 30, 2023 and 2022, respectively. Our customer acquisition costs were approximately $2,300 and $2,150 per customer in the six months ended June 30, 2023 and 2022, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $33.8 million and $35.5 million for the six months ended June 30, 2023 and 2022, respectively. A decrease in equity-based compensation is the main driver of this decrease, offset by the costs associated with expanding our corporate team. We expect to continue growing our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $4.9 million for the six months ended June 30, 2023 compared to $3.8 million for the same period in 2022. This increase is the result of having six additional de novo centers during the six months ended June 30, 2023 as compared to the 2022 period.
(Gain)/loss on disposal of long-lived assets—We recognized a $202.0 thousand gain related to the disposal of previous leasehold improvements as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense increased to $3.6 million from $3.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase is due to rising interest rates in the current year as compared to prior year.
Income Tax Expense— Our effective tax rate is 49.6% and 57.5% for the six months ended June 30, 2023 and 2022, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
As of June 30, 2023, we had $20.8 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of June 30, 2023.
As of December 31, 2022, we had $9.6 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2022.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Cash Flows Provided By (Used For):
Operating activities	$18,455	$17,478
Investing activities	(5,976)	(6,139)
Financing activities	(1,316)	(1,433)
Net increase in cash and cash equivalents	11,163	9,906
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the six months ended June 30, 2023, our operating cash flow increased by $1.0 million compared to the same period in 2022. The increase is the result of adding six de novo centers which increased our footprint from 19 centers to 25 centers and our number of procedure rooms from 38 to 53 as of June 30, 2023. At June 30, 2023, we had working capital of $2.9 million compared to $(5.6) million at December 31, 2022.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $6.0 million and $6.1 million, respectively. Investing activities during both periods were attributable to the expansion of multiple existing facilities and opening of de novo locations.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 was $1.3 million. During the six months ended June 30, 2023, we made principal payments on our debt of $1.1 million.
Net cash used in financing activities for the six months ended June 30, 2022 was $1.4 million. For the six months ended June 30, 2022, we made distributions to EBS Parent, LLC of $1.0 million and paid scheduled principal payments on our debt of $0.4 million.
Long-Term Debt
The carrying value of our total indebtedness was $83.0 million and $83.5 million, which includes unamortized deferred financing costs and issuance discount of $0.9 million and $1.5 million, as of June 30, 2023 and December 31, 2022, respectively.
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
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of June 30, 2023, the interest rate was 7.65%.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2023.
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
Date: August 11, 2023