Form 10-Q
period 2023-09-30
Airsculpt Technologies, Inc.
filed 2023-11-13
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 57,355,676 shares of common stock outstanding as of November 10, 2023.

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
Our future results could be affected by a variety of other factors, including, but not limited to, failure to open and operate new centers in a timely and cost-effective manner; inability to open new centers due to rising interest rates and increased operating expenses due to rising inflation; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in the laws governing the corporate practice of medicine or fee-splitting; changes in the regulatory, macroeconomic conditions, including inflation and the threat of recession, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from war, pandemic, terrorist acts or political unrest.
The risk factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements speak only as of the date they were made, and we are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,660	$9,616
Taxes receivable	4,368	2,831
Prepaid expenses and other current assets	3,382	4,229
Total current assets	16,410	16,676
Property and equipment, net	28,909	24,206
Other long-term assets	3,353	3,280
Right of use operating lease assets	26,183	23,764
Intangible assets, net	47,534	51,099
Goodwill	81,734	81,734
Total assets	$204,123	$200,759
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,562	$3,844
Accrued payroll and benefits	3,987	2,991
Current portion of long-term debt	2,125	2,125
Deferred revenue and patient deposits	1,562	2,358
Accrued and other current liabilities	3,417	6,644
Current operating lease liabilities	5,140	4,356
Total current liabilities	19,793	22,318
Long-term debt, net	70,603	81,420
Deferred tax liability, net	5,485	5,485
Long-term operating lease liabilities	23,026	19,745
Other long-term liabilities	1,025	1,025
Total liabilities	119,932	129,993
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 56,785,087 and 56,181,689, respectively	57	56
Additional paid-in capital	99,328	85,858
Accumulated other comprehensive loss	(217)	(76)
Accumulated deficit	(14,977)	(15,072)
Total stockholders' equity	84,191	70,766
Total liabilities and stockholders' equity	$204,123	$200,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except for shares and per share figures)	2023	2022	2023	2022
Revenue	$46,793	$38,892	$148,309	$128,090
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	18,175	14,888	56,144	47,042
Selling, general and administrative	25,030	23,397	76,805	73,574
Depreciation and amortization	2,629	1,994	7,479	5,842
Loss/(gain) on disposal of long-lived assets	4	(12)	(198)	215
Total operating expenses	45,838	40,267	140,230	126,673
Income/(loss) from operations	955	(1,375)	8,079	1,417
Interest expense, net	1,836	1,770	5,462	4,821
Pre-tax net (loss)/income	(881)	(3,145)	2,617	(3,404)
Income tax expense	786	4,232	2,522	4,083
Net (loss)/income	$(1,667)	$(7,377)	$95	$(7,487)

Loss per share of common stock
Basic	$(0.03)	$(0.13)	$0.00	$(0.13)
Diluted	$(0.03)	$(0.13)	$0.00	$(0.13)
Weighted average shares outstanding
Basic	56,785,087	55,640,154	56,661,903	55,640,154
Diluted	56,785,087	55,640,154	58,329,685	55,640,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($000s)	2023	2022	2023	2022
Net (loss)/income	$(1,667)	$(7,377)	$95	$(7,487)
Other comprehensive (loss)/income:
Change in foreign currency translation adjustment	(106)	64	(141)	64
Total other comprehensive (loss)/income	(106)	64	(141)	64
Comprehensive loss	$(1,773)	$(7,313)	$(46)	$(7,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2021	55,640,154	$56	$83,865	$—	$(393)	$83,528
Distributions	—	—	(282)	—	—	(282)
Equity-based compensation	—	—	7,316	—	—	7,316
Net loss	—	—	—	—	(693)	(693)
Balance at March 31, 2022	55,640,154	56	90,899	—	(1,086)	89,869
Distributions	—	—	(294)	—	—	(294)
Equity-based compensation	—	—	7,275	—	—	7,275
Net income	—	—	—	—	583	583
Balance at June 30, 2022	55,640,154	56	97,880	—	(503)	97,433
Distributions	—	—	(156)	—	—	(156)
Dividends	—	—	(24,863)	—	—	(24,863)
Equity-based compensation	—	—	7,370	—	—	7,370
Net loss	—	—	—	—	(7,377)	(7,377)
Other comprehensive loss	—	—	—	64	—	64
Balance at September 30, 2022	55,640,154	$56	$80,231	$64	$(7,880)	$72,471

Balance at December 31, 2022	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
Issuance of common stock through unit vesting	529,571	—	—	—	—	—
Dividends	—	—	66	—	—	66
Equity-based compensation	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	22	—	22
Balance at March 31, 2023	56,711,260	56	90,312	(54)	(15,086)	75,228
Issuance of common stock through unit vesting	73,708	1	—	—	—	1
Distributions	—	—	(79)	—	—	(79)
Equity-based compensation	—	—	4,603	—	—	4,603
Net income	—	—	—	—	1,776	1,776
Other comprehensive loss	—	—	—	(57)	—	(57)
Balance at June 30, 2023	56,784,968	57	94,836	(111)	(13,310)	81,472
Issuance of common stock through unit vesting	119	—	—	—	—	—
Equity-based compensation	—	—	4,492	—	—	4,492
Net loss	—	—	—	—	(1,667)	(1,667)
Other comprehensive loss	—	—	—	(106)	—	(106)
Balance at September 30, 2023	56,785,087	$57	$99,328	$(217)	$(14,977)	$84,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($000s)	2023	2022
Cash flows from operating activities
Net income/(loss)	$95	$(7,487)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	7,479	5,842
Equity-based compensation	13,483	21,961
Non-cash interest expense; amortization of debt costs	776	706
(Gain)/loss on disposal of long-lived assets	(198)	215
Changes in assets and liabilities
Taxes receivable	(1,536)	—
Prepaid expense and other current assets	978	2,079
Other assets	(2,425)	(8,165)
Accounts payable	(807)	(287)
Deferred revenue and patient deposits	(796)	(589)
Accrued and other liabilities	2,041	3,532
Net cash provided by operating activities	19,090	17,807
Cash flows from investing activities
Purchases of property and equipment, net	(8,092)	(10,726)
Net cash used in investing activities	(8,092)	(10,726)
Cash flows from financing activities
Payment on term loan	(11,594)	(637)
Distribution to member	(79)	(1,159)
Dividends paid to shareholders	(206)	(22,812)
Other financing activity	(75)	(220)
Net cash used in financing activities	(11,954)	(24,828)
Net decrease in cash and cash equivalents	(956)	(17,747)
Cash and cash equivalents
Beginning of period	9,616	25,347
End of period	$8,660	$7,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,791	$4,116
Cash paid for taxes	$4,325	$4,368

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$525	$695
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
Principles of Consolidation
These consolidated financial statements present the financial position and results of operations of the Company, its wholly-owned domestic and international subsidiaries, and the Domestic PAs, which are under the control of the Company and are considered variable interest entities in which the Company is the primary beneficiary.
All intercompany accounts and transactions have been eliminated in consolidation.
Variable Interest Entities
The Company has a variable interest in the managed PAs in the United States ("Domestic PAs") where it has a long-term and unilateral controlling financial interest over such Domestic PAs’ assets and operations. The Company has the ability to direct the activities that most significantly affect the Domestic PAs’ economic performance via the MSAs and related agreements. The Company is a practice management service organization and does not engage in the practice of medicine. These services are provided by licensed professionals at each of the Domestic PAs. Certain key features of the MSAs and related agreements enable the Company to assign the member interests of certain of the Domestic PAs to another member designated by the Company (i.e., “nominee shareholder”) for a nominal value in certain circumstances at the Company’s sole discretion. The MSA does not allow the Company to be involved in, or provide guidance on, the clinical operations of the Domestic PAs. The Company consolidates the Domestic PAs into the financial statements. All of the Company’s revenue is earned from services provided by the Domestic PAs and its wholly-owned foreign subsidiaries in the United Kingdom and Canada. The only assets and liabilities held by the domestic PAs included in the accompanying consolidated balance sheets are clinical related. The clinical assets and liabilities are not material to the Company as a whole.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of September 30, 2023 and December 31, 2022 are included in deferred revenue and patient deposits.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Total amortization of deferred financing costs was approximately $0.8 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and nine months ended September 30, 2023 and 2022.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income/(loss) for the three and nine months ended September 30, 2023 and 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) for the three and nine months ended September 30, 2023 and 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $6.5 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $19.5 million and $15.4 million for the nine months ended September 30, 2023 and 2022, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of September 30, 2023 or December 31, 2022. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately (89.2)% and (134.6)% for the three months ended September 30, 2023 and 2022, respectively, and approximately 96.4% and (119.9)% for the nine months ended September 30, 2023 and 2022, respectively, inclusive of all applicable U.S. federal and state income taxes.

NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2023. There were no triggering events during the three and nine months ended September 30, 2023 and 2022.
The Company had goodwill of $81.7 million at September 30, 2023 and December 31, 2022.
Intangible assets consisted of the following at September 30, 2023 and December 31, 2022 (in 000’s):

	September 30, 2023	December 31, 2022	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(17,866)	(15,186)
Accumulated amortization of tradenames and trademarks	(5,900)	(5,015)
Total intangible assets	$47,534	$51,099
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended September 30, 2023 and 2022, and $3.6 million for both of the nine months ended September 30, 2023 and 2022.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2023 and December 31, 2022 property and equipment consists of the following: (in 000’s):

	September 30, 2023	December 31, 2022
Medical equipment	$10,809	$8,906
Office and computer equipment	833	551
Furniture and fixtures	4,054	3,457
Leasehold improvements	21,140	14,614
Construction in progress	2,158	2,854
Less: Accumulated depreciation	(10,085)	(6,176)
Property and equipment, net	$28,909	$24,206
Depreciation expense was approximately $1.4 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.
NOTE 4 – DEBT
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its previous credit facility. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal using cash on hand.
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of September 30, 2023, the interest rate was 7.83%.

Total borrowings as of September 30, 2023 and December 31, 2022 were as follows (in 000’s):

	September 30, 2023	December 31, 2022
Term loan	$73,406	$85,000
Unamortized debt discounts and issuance costs	(678)	(1,455)
Total debt, net	72,728	83,545
Less: Current portion	(2,125)	(2,125)
Long-term debt, net	$70,603	$81,420
As of September 30, 2023 and December 31, 2022, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of September 30, 2023 is as follows (in 000’s):

2023 (excluding the nine months ended September 30, 2023)	$531
2024	2,125
2025	4,250
2026	6,375
2027	60,125
Total maturities	$73,406
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of September 30, 2023 and December 31, 2022.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended September 30, 2023 and 2022, the Company incurred rent expense of $1.5 million and $1.3 million, respectively, for its medical office suites. For the nine months ended September 30, 2023 and 2022, the Company incurred rent expense of $4.4 million and $3.4 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $91,000 and $91,000 for the three months ended September 30, 2023 and 2022, respectively, and $273,000 and $254,000 for the nine months ended September 30, 2023 and 2022, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the nine months ended September 30, 2023 and 2022 (in 000’s):

	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,852	$3,797
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,991	$10,404

Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ended December 31,
2023 (excluding the nine months ended September 30, 2023)	$1,387
2024	6,226
2025	6,395
2026	6,025
2027	5,422
Thereafter	12,190
Total lease payments	37,645
Less: imputed interest	(9,479)
Total lease obligations	$28,166
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and nine months ended September 30, 2023, the Company granted 0 and 767,261 restricted stock units ("RSUs"), respectively, to executive officers and employees under the 2021 Equity Incentive Plan. During the three and nine months ended September 30, 2022, the Company granted 73,708 and 255,195 RSUs, respectively. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three and nine months ended September 30, 2023, the Company also granted 0 and 674,846 performance based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and nine months ended September 30, 2022, the Company granted 0 and 103,936 PSUs, respectively, which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $4.5 million and $7.4 million for the three months ended September 30, 2023 and 2022, respectively, and $13.5 million and $22.0 million for the nine months ended September 30, 2023 and 2022, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $0.2 million and $22.8 million for nine months ended September 30, 2023 and 2022, respectively. The Company paid distributions to EBS Parent, LLC of approximately $0.1 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/loss by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income/(loss)	$(1,667)	$(7,377)	$95	$(7,487)
Denominator:
Weighted average shares of common stock outstanding - basic	56,785,087	55,640,154	56,661,903	55,640,154
Add: Effect of dilutive securities	—	—	1,667,782	—
Weighted average shares of common stock outstanding - diluted	56,785,087	55,640,154	58,329,685	55,640,154
Income/(loss) per share of common stock outstanding - basic and diluted	$(0.03)	$(0.13)	$0.00	$(0.13)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	661,723	2,565,267	777,849	2,565,267
Performance and market-based stock units	1,697,842	2,435,917	1,830,505	2,435,917
NOTE 8 – INCOME TAXES
The Company's income tax expense for the three months ended September 30, 2023 and 2022 was $0.8 million and $4.2 million, respectively, and the income tax expense/(benefit) for the nine months ended September 30, 2023 and 2022 was $2.5 million and $4.1 million, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022 was (89.2)% and (134.6)%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 96.4% and (119.9)%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of September 30, 2023 or December 31, 2022.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net loss/income excluding depreciation and amortization, net interest expense, income tax expense, restructuring and related severance costs, IPO related costs, loss/(gain) on disposal of long-lived assets, and equity-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K dated March 10, 2023 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements.
Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Elite Body Sculpture,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations.
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat and tightens skin in a minimally invasive procedure, producing dramatic results. We opened a new center in Orange County, CA in March 2023, in Austin, TX in May 2023, in London, UK in June 2023 in San Jose, CA in July 2023, and in Raleigh, NC in September 2023. We deliver our AirSculpt® procedures through a growing nationwide footprint of 27 centers across 18 states, Canada and the United Kingdom as of November 13, 2023.
For the three and nine months ended September 30, 2023, we performed 3,426 and 11,252 cases, respectively, compared to 2,879 and 9,726 for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, we generated approximately $46.8 million and $148.3 million of revenue, respectively, compared to $38.9 million and $128.1 million for the three and nine months ended September 30, 2022, respectively. This represents approximately 20% growth in revenue for the three months ended September 30, 2023 over the same period in prior year and approximately 16% growth in revenue for the nine months ended September 30, 2023 over the same period in prior year.
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
Total Case and Revenue Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cases	3,426	2,879	11,252	9,726
Case growth	19.0%	N/A	15.7%	N/A
Revenue per case	$13,658	$13,509	$13,181	$13,170
Revenue per case growth	1.1%	N/A	0.1%	N/A
Number of facilities	27	20	27	20
Number of total procedure rooms	57	43	57	43

Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended September 30, 2023 and 2022, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since July 1, 2022. We define same-center facilities and procedure rooms based on if a facility has been owned or operated since July 1, 2022.
For the nine months ended September 30, 2023 and 2022, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated since January 1, 2022. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated since January 1, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cases	2,994	2,879	9,434	9,462
Case growth	4.0%	N/A	(0.3)%	N/A
Revenue per case	$13,679	$13,507	$13,194	$13,142
Revenue per case growth	1.3%	N/A	0.4%	N/A
Number of facilities	20	20	18	18
Number of total procedure rooms	43	43	38	38
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
We include Adjusted EBITDA and Adjusted Net Income because they are important measures on which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA and Adjusted Net Income each to be an important measure because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA has limitations as an analytical tool including: (i) Adjusted EBITDA does not include results from equity-based compensation and (ii) Adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Adjusted Net Income has limitations as an analytical tool because it does not include results from equity-based compensation.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net (loss)/income	$(1,667)	$(7,377)	$95	$(7,487)
Plus
Equity-based compensation	4,492	7,370	13,483	21,961
IPO related costs	—	—	—	731
Restructuring and related severance costs	995	108	4,300	838
Depreciation and amortization	2,629	1,994	7,479	5,842
Loss/(gain) on disposal of long-lived assets	4	(12)	(198)	215
Interest expense, net	1,836	1,770	5,462	4,821
Income tax expense	786	4,232	2,522	4,083
Adjusted EBITDA	$9,075	$8,085	$33,143	$31,004
Adjusted EBITDA Margin	19.4%	20.8%	22.3%	24.2%
For the three months ended September 30, 2023 and 2022, pre-opening de novo and relocation costs were $0.5 million and $1.1 million, respectively. For the nine months ended September 30, 2023 and 2022, pre-opening de novo and relocation costs were $3.3 million and $3.2 million, respectively.
The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)/income	$(1,667)	$(7,377)	$95	$(7,487)
Plus
Equity-based compensation	4,492	7,370	13,483	21,961
IPO related costs	—	—	—	731
Restructuring and related severance costs	995	108	4,300	838
Loss/(gain) on disposal of long-lived assets	4	(12)	(198)	215
Tax effect of adjustments	(751)	(770)	(2,079)	(1,770)
Adjusted net income	$3,073	$(681)	$15,601	$14,488

Adjusted net income/(loss) per share of common stock (1)
Basic	$0.05	$(0.01)	$0.28	$0.26
Diluted	$0.05	$(0.01)	$0.27	$0.26
Weighted average shares outstanding
Basic	56,785,087	55,640,154	56,661,903	55,640,154
Diluted	58,954,829	55,640,154	58,329,685	55,744,603
(1)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended September 30,
	2023		2022
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$46,793	100.0%	$38,892	100.0%
Operating expenses:
Cost of service	18,175	38.8%	14,888	38.3%
Selling, general and administrative	25,030	53.5%	23,397	60.2%
Depreciation and amortization	2,629	5.6%	1,994	5.1%
Loss/(gain) on disposal of long-lived assets	4	—%	(12)	—%
Total operating expenses	45,838	98.0%	40,267	103.5%
Income/(loss) from operations	955	2.0%	(1,375)	(3.5)%
Interest expense, net	1,836	3.9%	1,770	4.6%
Pre-tax net loss	(881)	(1.9)%	(3,145)	(8.1)%
Income tax expense	786	1.7%	4,232	10.9%
Net loss	$(1,667)	(3.6)%	$(7,377)	(19.0)%
Overview—Our financial results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 reflect the addition of seven de novo centers which increased our procedure rooms by 14.
Revenue—Our revenue increased $7.9 million, or 20.3%, compared to the same period in 2022. The increase is the result of adding seven de novo centers which expanded our footprint from 20 centers to 27 centers and our number of procedure rooms from 43 to 57 as of September 30, 2023 and 5.3% same-center revenue growth.
Cost of Service—Our cost of services increased $3.3 million, or 22.1%, compared to the three months ended September 30, 2022. This increase is attributable to opening seven centers since the 2022 period. Cost of service was 38.8% and 38.3% as a percentage of revenue for the three months ended September 30, 2023 and 2022, respectively. Cost of service as a percent of revenue was in line year over year.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.6 million, or 7.0%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers, offset by a decrease in our equity-based compensation expense. We expect our marketing and corporate support costs to continue to increase as we open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue was at 53.5% and 60.2% for the three months ended September 30, 2023 and 2022, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $9.4 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively. Our customer acquisition costs were approximately $2,750 and $2,650 per customer in the three months ended September 30, 2023 and 2022, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.

General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $15.6 million and $15.8 million for the three months ended September 30, 2023 and 2022, respectively. We expect to continue to expand our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $2.6 million for the three months ended September 30, 2023 compared to $2.0 million for the same period in 2022. This increase is the result of having seven additional de novo centers during the three months ended September 30, 2023 as compared to the 2022 period.
Loss on disposal of long-lived assets—We recognized a $4.0 thousand loss related to the disposal of previous long-lived assets as a result of relocations to expand certain centers.
Interest Expense, net—Interest expense was flat at $1.8 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively.
Income Tax Expense/(Benefit)— Our effective tax rate is (89.2)% and (134.6)% for the three months ended September 30, 2023 and 2022, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also show the percentage relationship to revenue for the periods indicated:

	Nine Months Ended September 30,
	2023		2022
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$148,309	100.0%	$128,090	100.0%
Operating expenses:
Cost of service	56,144	37.9%	47,042	36.7%
Selling, general and administrative	76,805	51.8%	73,574	57.4%
Depreciation and amortization	7,479	5.0%	5,842	4.6%
(Gain)/loss on disposal of long-lived assets	(198)	(0.1)%	215	0.2%
Total operating expenses	140,230	94.6%	126,673	98.9%
Income from operations	8,079	5.4%	1,417	1.1%
Interest expense, net	5,462	3.7%	4,821	3.8%
Pre-tax net income/(loss)	2,617	1.8%	(3,404)	(2.7)%
Income tax expense	2,522	1.7%	4,083	3.2%
Net income/(loss)	$95	0.1%	$(7,487)	(5.8)%
Overview— Our financial results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflect the addition of seven de novo centers which increased procedure rooms by 14.
Revenue—Our revenue increased $20.2 million, or 15.8%, compared to the same period in 2022. The increase is the result of adding seven de novo centers which increased our footprint from 20 centers to 27 centers as of September 30, 2023.
Cost of Service—Our cost of service increased $9.1 million, or 19.3%, compared to the nine months ended September 30, 2022. This increase is primarily attributable to opening seven de novo centers since the 2022 period. Cost of service was 37.9% and 36.7% as a percentage of revenue for the nine months ended September 30, 2023 and 2022, respectively. This increase is primarily due to adding seven de novo centers over the prior period. Cost of service as a percent of revenue is higher for a de novo center in the first year until the center reaches maturity, which can take up to two years.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $3.2 million, or 4.4%, for the nine months ended September 30, 2023 compared to the same period in 2022. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers, offset by a decrease in our equity-based compensation expense. We expect our marketing and corporate support costs to continue to increase as we open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue were 51.8% and 57.4% for the nine months ended September 30, 2023 and 2022, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $27.4 million and $22.4 million for the nine months ended September 30, 2023 and 2022, respectively. Our customer acquisition costs were approximately $2,400 and $2,300 per customer in the nine months ended September 30, 2023 and 2022, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $49.4 million and $51.2 million for the nine months ended September 30, 2023 and 2022, respectively. The costs associated with expanding our corporate team are the main driver of this increase, offset by a decrease in equity-based compensation. We expect to continue growing our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $7.5 million for the nine months ended September 30, 2023 compared to $5.8 million for the same period in 2022. This increase is the result of having seven additional de novo centers during the nine months ended September 30, 2023 as compared to the 2022 period.
(Gain)/loss on disposal of long-lived assets—We recognized a $198.0 thousand gain related to the disposal of previous leasehold improvements as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense increased to $5.5 million from $4.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase is due to rising interest rates in the current year as compared to prior year.
Income Tax Expense— Our effective tax rate is 96.4% and (119.9)% for the nine months ended September 30, 2023 and 2022, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
As of September 30, 2023, we had $8.7 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of September 30, 2023.
As of December 31, 2022, we had $9.6 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2022.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Cash Flows Provided By (Used For):
Operating activities	$19,090	$17,807
Investing activities	(8,092)	(10,726)
Financing activities	(11,954)	(24,828)
Net decrease in cash and cash equivalents	(956)	(17,747)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the nine months ended September 30, 2023, our operating cash flow increased by $1.3 million compared to the same period in 2022. The increase is the result of adding seven de novo centers which increased our footprint from 20 centers to 27 centers and our number of procedure rooms from 43 to 57 as of September 30, 2023. At September 30, 2023, we had working capital of $(3.4) million compared to $(5.6) million at December 31, 2022.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $8.1 million and $10.7 million, respectively. Investing activities during both periods were attributable to the expansion of multiple existing facilities and opening of de novo locations.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $12.0 million. During the nine months ended September 30, 2023, we made principal payments on our debt of $11.6 million, which included a voluntary prepayment of $10.0 million.
Net cash used in financing activities for the nine months ended September 30, 2022 was $24.8 million. For the nine months ended September 30, 2022, we paid dividends of $22.8 million, made distributions to EBS Parent, LLC of $1.2 million and paid scheduled principal payments on our debt of $0.6 million.
Long-Term Debt
The carrying value of our total indebtedness was $72.7 million and $83.5 million, which includes unamortized deferred financing costs and issuance discount of $0.7 million and $1.5 million, as of September 30, 2023 and December 31, 2022, respectively.
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its previous credit facility. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal of the term loans under the Credit Agreement using cash on hand.
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of September 30, 2023, the interest rate was 7.83%.

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
Critical Accounting Policies and Estimates
A summary of significant accounting policies is disclosed in our Annual Report on Form 10-K dated March 10, 2023 filed with the SEC pursuant to Section 13 or 15d of the Exchange Act, as amended (the "Exchange Act") under the caption “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies and estimates or the application of those policies from our Annual Report on Form 10-K dated March 10, 2023.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2023.
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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 dated March 10, 2023 and filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

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
__________________________________
*    Filed herewith.
†    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSCULPT TECHNOLOGIES, INC.

By:	/s/ Dennis Dean
Dennis Dean
Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: November 13, 2023