Form 10-K
period 2023-12-31
Airsculpt Technologies, Inc.
filed 2024-02-27
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
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
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $113.4 million.
The registrant had 57,422,246 shares of common stock outstanding as of February 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders, or an amendment to Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days from the end of the registrant’s most recently completed fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. You are cautioned that there are important risks and uncertainties, many of which are beyond our control, that could cause our actual results, level of activity, performance or achievements to differ materially from the projected results, level of activity, performance or achievements that are expressed or implied by such forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.
Our future results could be affected by a variety of other factors, including, but not limited to, failure to open and operate new centers in a timely and cost-effective manner; inability to open new centers due to rising interest rates and increased operating expenses due to rising inflation; increased competition in the weight loss and obesity solutions market, including as a result of the recent regulatory approval, increased market acceptance, availability and customer awareness of weight-loss drugs; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in the laws governing the corporate practice of medicine or fee-splitting; changes in the regulatory, macroeconomic conditions, including inflation and the threat of recession, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from war, pandemic, terrorist acts or political unrest.

We discuss many of these risks and uncertainties in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in other filings we make from time to time with the U.S. Securities and Exchange Commission. There also may be other risks and uncertainties that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, which are inherently subject to change, and we are under no duty and we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations, except as required by law. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
1

Part I
Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “AirSculpt,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations (as defined hereinafter).
Our Company
AirSculpt is a next-generation body contouring treatment designed to optimize both comfort and precision, available exclusively at AirSculpt offices. The minimally invasive procedure removes fat and tightens skin, while sculpting targeted areas of the body, allowing for quick healing with minimal bruising, tighter skin, and precise results.
We believe our treatment results and elite patient experience have positioned AirSculpt as a preferred body contouring brand. We performed 14,932 body contouring procedures in 2023. Our proprietary and patented AirSculpt® method is minimally invasive because it requires no needle, no scalpel, no stitches and no general anesthesia to achieve transformational change that appears both natural and smooth. Our patients are guided by surgeons, nurses and patient care consultants through every step of the experience.
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
We deliver our body contouring procedures through a growing, nationwide footprint of 27 centers across 18 U.S. states, Canada, and the United Kingdom as of February 27, 2024. Our centers, located in metropolitan and suburban areas, offer a premium patient experience and luxurious, spa-like atmosphere. Due to restrictions on the corporate practice of medicine in many states, the professional associations (each, a “Professional Association,” and collectively, the “Professional Associations”) owned by the surgeons that operate our centers are responsible for all clinical aspects of the medical operations that take place in each of our centers, including contracting with the surgeons who perform procedures on patients at our centers.
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
Under the stewardship of our founder and Executive Chairman of our board of directors, Dr. Aaron Rollins, our Lead Independent Director, Adam Feinstein, and the other management team members, we have built a results-driven culture. For the year ended December 31, 2023, we generated $195.9 million of revenue compared to $168.8 million for the year ended December 31, 2022, which represents approximately 16.1% growth. Additionally, we have invested in our social media and marketing capabilities to drive our brand awareness and increase consumer acceptance for our procedures. We believe we have significant opportunity to further grow our brand awareness, open new centers in the United States and internationally, and increase sales in our existing centers.

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

The recent regulatory approval, increased market acceptance, availability and customer awareness of weight-loss drugs has negatively impacted demand in the market for body fat reduction procedures by causing some patients to reject surgical options in favor of non-invasive and less expensive solutions. It is difficult to predict the long-term outlook of the market for weight-loss drugs, including their long-term efficacy and potential drawbacks. As a result, we cannot be certain that the market for body fat reduction procedures which we operate in will continue to grow and that it will not be reduced or eliminated due to the growth of the market for weight-loss drugs.

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
As of December 31, 2023, our patent portfolio is comprised of two issued U.S. utility patents and one pending U.S. utility patent application, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties, and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and our pending application relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures.
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

•Elite Surgeons: Our surgeons are chosen not only for their medical skills, generally as plastic or cosmetic surgeons, but also for their artistic vision. They are selected to join our nationwide practice because they are at the top of their profession, specialize in body sculpting, and have artistic skill. Before working on AirSculpt patients, each surgeon completes extensive AirSculpt® training to ensure the best results for every patient and treatment.
We offer our surgeons a compelling economic opportunity, with annual compensation for part-time work at AirSculpt often higher than the average full-time salary in a private practice. By joining AirSculpt, surgeons are also able to grow their private practices by attracting Elite patients to their private practice for non-body contouring procedures, such as face lifts and injectables. Our surgeons are also featured on our social media platforms.
AirSculpt® allows the surgeon to provide high quality outcomes to patients while being less physically demanding on the surgeon than traditional liposuction. As AirSculpt® is only available for use at AirSculpt centers, we protect our brand and are able to retain high quality surgeons.
National and International Footprint Fueled by Attractive Unit Economics
We have a growing national footprint consisting of 27 centers across 18 U.S. states, Canada, and the United Kingdom as of February 27, 2024. Our centers are located primarily in metropolitan cities near retail shops that our patients frequent and popular areas. On average, our centers contain two procedure rooms with the capacity to perform up to 36 surgeries a week, in addition to additional consultation offices for prospective patients. Our accreditation as an office-based practice under the Joint Commission demonstrates our commitment to safety and quality. In 2023, we generated revenue per case of $13,121 on average. We require 100% private pay upfront and face no reimbursement risk.
Our centers generate highly attractive unit-level economics and require only a modest investment to open. Given the consistently high level of demand for our services and the average price of our procedures, our centers typically achieve profitability within approximately three months, providing AirSculpt with a highly attractive and near-immediate return on invested capital.
Scaled Platform and Consistent Demand Drives Attractive Growth and Free Cash Flow
Our operating model is highly scalable and enables capital efficient growth. We have generated double digit growth in each of the years since 2015. For the year ended December 31, 2023, we generated approximately $196 million of revenue compared to approximately $169 million for the year ended December 31, 2022, which represents approximately 16.1% growth. We have a capital efficient business that requires minimal maintenance capital expenditures and working capital to support our operations, enabling us to generate strong cash flows to fund future growth. We have achieved consistent, self-funded growth since our founding in 2012 and have accelerated our performance in recent years.
Experienced Founder-Led Management Team to Support Growth
We are led by an experienced team united by our vision to redefine body contouring and a belief in our future growth potential. Our founder and Executive Chairman of our board of directors, Dr. Aaron Rollins, is a celebrity cosmetic surgeon that is recognized as a leader in body sculpting and has been featured across digital, print and TV. Dr. Rollins has been a licensed cosmetic surgeon since 2004. In addition, our Lead Independent Director, Adam Feinstein, who founded Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”), has 25 years of experience working with many of the leading healthcare services companies, including service as a member of public and private healthcare company board of directors. Our Chief Financial Officer, Dennis Dean, who has over 20 years of experience in the healthcare industry, including at Envision Healthcare and Surgery Partners, joined the team in 2021 prior to our IPO.

Further, AirSculpt's founder and former Chief Executive Officer, Dr. Aaron Rollins, serves as Executive Chairman of the board of directors. Dr. Rollins is primarily focused on leading the Company’s overall vision and providing strategic guidance. In addition, Todd Magazine became Chief Executive Officer at the end of January 2023. Mr. Magazine brings to AirSculpt more than 30 years of experience in retail operations and brand-building. For the past 10 years, he has been the CEO of Blink Fitness, a subsidiary of Equinox, where he led the company of over 1,500 employees from four locations to over 100 and increased membership 25x. Previously, he was North American President of Pfizer's OTC business, held president's roles for Gatorade and Quaker Oats at PepsiCo, and led various marketing teams at Procter & Gamble. We have built a strong and diverse team across our marketing and operations functions that is highly scalable and capable of supporting future growth. We have a results-driven team culture. We believe our combination of talent, experience, and culture gives us the ability to drive sustainable growth.
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
We employ the following strategies to drive brand awareness:
•Developing digital content, including a “before and after” photo gallery and AirSculpt® TV: We have collected a catalog of over 215,000 “before and after” photos, showcasing our treatment outcomes. Our AirSculpt® TV program, featured on our AirSculpt Instagram page and website, provides a never-before seen transparency in our space, encouraging further growth. We will continue to develop high quality digital content that highlights the transformative power of our minimally invasive procedures.
•Social, digital and traditional marketing: Our in-house marketing team generates continuous media coverage of our offering across social, digital, and traditional media channels, such as magazines and TV. By using web-based lead generation, we generate over 450,000 monthly website visits, primarily through optimized spend on Google’s marketing engine.
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
We employ the following strategies to expand our footprint:
•Expand Footprint by Opening New Centers in the United States: We believe our track record of successfully opening new AirSculpt centers consistently generating strong unit-level economics validates our strategy across the United States and to domestically expand our footprint. In order to ensure our new centers are profitable, we follow the same business plan for each new center. A new center is generally profitable within the first few months of opening, supported by our 100% upfront private pay policy. We have strong conviction in our ability to continuously improve our unit economics as we open additional centers in the United States. With our patient care consultants and surgeons performing virtual consultations ahead of store openings, we are able to pre-book procedures and can begin performing surgeries on a center’s opening day, accelerating the ramp up of those centers.
•Disciplined Approach to Choosing Potential Markets: Management uses a disciplined approach to choose potential markets, opening centers at minimal cost located near premium retail shops that our patients frequent. We believe there is a significant domestic growth opportunity and will continue to opportunistically evaluate new center openings and target opening three to four centers each year.
•Expand Internationally: We believe our brand has global appeal. We draw clients from international markets that travel to our existing centers for body contouring procedures. We believe there is significant opportunity to open new centers in densely populated, affluent international metropolitan regions. We opened our first international facility in Toronto, Canada in December 2022, and our second in London, United Kingdom in June 2023.

Our Technique, Training and Equipment
AirSculpt® is a proprietary, patented method of tumescent liposuction that removes unwanted fat from several targeted areas of the body in a minimally invasive procedure, producing dramatic results. By contrast to traditional liposuction, AirSculpt® requires no needle, no scalpel, no stitches and no general anesthesia, with patients remaining awake during the procedure. We train our surgeons in the AirSculpt® procedure, for which we possess a patent covering the process. Our surgeons are contractually prohibited from performing AirSculpt’s proprietary procedures, including the AirSculpt® procedure, if they leave AirSculpt.

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

Across our centers, we use a network of independent surgeons to perform the AirSculpt® procedure. We believe that the desire to be an AirSculpt surgeon has provided us with ready access to talented providers, making recruitment a selective process. Additionally, through referral and outreach, we plan to continue recruiting surgeons to perform procedures on our growing number of patients. We conduct background checks on prospective surgeons, confirming licensure and checking surgeon records contained in the National Practitioner Data Bank. Furthermore, we consider the body of work of prospective surgeons, including before and after photos and areas of specialization. Following this initial selection process, our prospective surgeons undergo in-house training through the Elite Fellowship Program where they receive proprietary information regarding the AirSculpt® method and approved body markings, observe videos of experienced AirSculpt® surgeons, observe those surgeons complete eight to ten procedures in-person, and later complete three procedures under the in -person supervision of those surgeons. If a prospective surgeon successfully completes the Elite Fellowship Program, they are permitted to conduct the AirSculpt® method without restrictions. Otherwise, they are observed in additional training procedures or are not chosen to join the AirSculpt team. Additionally, there is a comprehensive ongoing review process of all surgeons conducted by our experienced AirSculpt® surgeons, which includes on-site visits at centers to help maintain quality standards, and feedback from other staff members, including members of our nursing team.
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
Our Marketing and Sales Efforts and Third-Party Financing
Our marketing efforts are driven by an in-house team of professionals that focus on digital and other platforms. In addition to monitoring and managing our social media presence, our team is focused on search engine optimization on our digital platform. For the year ended December 31, 2023, our total advertising costs were $25.9 million, split approximately 85% digital advertising and 15% other advertising platforms.

Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Our total selling expenses for 2023 were approximately $36.8 million, or approximately 18.8% of revenue. Our customer acquisition costs were approximately $2,465 per customer in 2023.
Our sales assistants respond to inquiries from prospective patients and schedule virtual or in-person consultations. Starting in 2020, we began to offer our patients the choice of a pre-procedure virtual consult. Rather than making an in-office appointment, our patients are able to speak with our surgeons and qualified patient care consultants in the convenience of their own home or office typically within 24-72 hours. We encourage a strong relationship between our patients and surgeons, from initial consultation, through procedure, to after treatment. Nearly all of our patient-facing consultants are former patients and can speak to their personal AirSculpt experiences. Based on these efforts, together with discussions with our surgeons, our patients elect to move forward and schedule a procedure date. Many patients, satisfied with results and experience, return to AirSculpt to receive further AirSculpt® treatments on additional body parts.
Our consultants provide patients pricing information the day of their consult and, if requested by the patient, assist patients with securing third-party financing from entities such as CareCredit, Cherry and Alphaeon, among others, enabling consumers to more quickly schedule their procedures. We do not face any risk in default of payment under that financing arrangement, which is solely between the patient and third party financing vendor. In 2023, approximately 47% of our cases involved the patient securing third-party financing.
Our Intellectual Property
As of December 31, 2023, our patent portfolio is comprised of two issued U.S. utility patents and one pending U.S. utility patent application, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and our pending application relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. We expect our issued patents to expire in 2033 or later.
AirSculpt®, AirSculpt+®, AirSculpting™, AirSculpt Plus™, Elite Body Sculpture®, RevisionSculpt®, AirSculpt Lift™, No Needle, No Scalpel, No Stitches®, If You Can Pinch It, We Can Take It®, Power BBL®, Tiny Tuck®, 48 Hour Six Pack®, AirSculpt is for Everybody®, Cure for the Hip Dip®, Hip Flip®, CankCure®, Stubborn Fat, It’s All We Do®, The 48 Hour Difference™, What a Difference A Day Makes™, and our logo are U.S. registered trademarks or trademarks for which registration is pending in the United States. We have also registered AirSculpt® and certain other trademarks outside of the United States.
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
While we believe we are transforming and growing the body contouring market, our primary competition includes individual and small practice group providers of traditional liposuction, which we believe require a longer patient recovery time than AirSculpt® and some national providers of other minimally-invasive techniques, which we believe are less effective than AirSculpt®. Additionally, university and hospital systems, medical spas and centers and beauty and rejuvenation centers include the body contouring services in their offerings. While we primarily operate in the body contouring market, we also compete with companies that offer non-surgical methods of fat reduction, including weight-loss drugs, and other non-invasive weight loss and obesity solutions. Because of the high growth potential of the market for weight loss and obesity solutions, existing and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.

The areas in which we compete include:
•Patients: We compete for patients to utilize our procedures through our marketing efforts and exceptional brand reputation.
•Procedure Offering: We compete with providers of liposuction, abdominoplasty (tummy tuck) and gastric bypass surgery, weight-loss drugs and non-surgical procedures that use cooling, injected medication or heat to reduce fat cells. Many procedures can also involve significant pain and may require excess post-surgical recovery time.

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
In accordance with applicable state laws, our surgeons have exclusive control and responsibility for all clinical decision-making and the provision of medical care to patients. The Professional Associations are set up as legal entities, separate from AirSculpt, organized in accordance with applicable state laws regarding the types of entities that may operate a physician practice group. Each of the Professional Associations under which our affiliated surgeons operate is owned by a licensed, qualified physician. Our structure enables more effective and efficient sharing of results among our affiliated surgeons, including with respect to educating and training them as to best demonstrated clinical processes, provides them with access to our sophisticated information systems, and helps to shield us from professional liability.
Each of the Professional Associations contracts with surgeons to provide body contouring services to its patients. Each such surgeon must hold an active license to practice medicine in the state where the applicable Professional Association operates. In most cases, surgeons enter into independent contractor agreements with the applicable Professional Association, under which the surgeon is paid a percentage of the professional fees collected by the Professional Association for each surgery the surgeon personally performs, net of any adjustments for financing fees, patient refunds, or any other allowances applicable to the services provided. A typical agreement with our surgeons will have a term of two to three years. The Professional Associations are generally responsible for billing patients for services rendered by our surgeons. Subject to applicable state laws governing enforceability of restrictive covenants relating to physicians, our surgeons contracted by the Professional Associations have agreed not to compete during the contracted period and have agreed not to use or disclose AirSculpt’s proprietary information, including the AirSculpt® procedure, even after the terms of their respective contracts.
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

Continuity Agreements
We have entered into Continuity Agreements at all of our Professional Associations, with the exception of New York, with Dr. Rollins and the other Surgeon Owners, whereby they are the sole directors, officers, and owners of the Professional Associations. The Continuity Agreements (i) prohibit the Surgeon Owners from freely transferring or selling their interests in the Professional Associations, (ii) provide for the ability to add a second Surgeon Owner to help ensure continuity of the Professional Association, and (iii) provide that the ownership interests of the Surgeon Owners will automatically be transferred to another licensed professional designated by us in accordance with the terms of the Continuity Agreement upon the occurrence of certain events, which include, but are not limited to, the Surgeon Owner’s death, the termination of the Surgeon Owner’s employment, the Surgeon Owner’s license to practice medicine being revoked or terminated, the Surgeon Owner filing a petition for bankruptcy, the Surgeon Owner becoming indicted for or convicted of any felony or any misdemeanor offense involving moral turpitude, the Surgeon Owner breaching any provision of the Continuity Agreement, the Surgeon Owner’s gross negligence, willful misconduct or fraud with respect to the Professional Association, and the Surgeon Owner’s disability or incapacity.
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
Employees
As of December 31, 2023, we employed approximately 346 full-time employees and approximately 35 part-time employees. We also had contracts with approximately 90 surgeons. While each center varies depending on its size, case volume and case types, we employ an average of approximately 10 full-time equivalent employees at our centers.
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

Our website address is www.airsculpt.com and our investor relations website is located at https://investors.elitebodysculpture.com. The information posted on our website is not incorporated into this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

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
The following is a summary of some of these risks:
Risk Factors Summary

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
•We have grown rapidly in recent years and have limited operating experience at our current scale of operations.
•Our financial results will be harmed if there is not sufficient patient demand for AirSculpt® procedures.
•Our success depends largely upon patient satisfaction with the effectiveness of the AirSculpt® procedure.
•We may fail to open and operate new centers in a timely and cost-effective manner.
•We may not be able to successfully continue to expand in markets outside of North America.
•If our competitors are able to develop and market solutions that are safer, more effective, easier to use or more readily adopted by patients and healthcare providers, our commercial opportunities may be reduced or eliminated.
•Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
•Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from the ongoing military conflict between Russia and Ukraine.
•Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.
•Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.
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

•Our variable rate debt exposes us to risks associated with rising interest rates, including as a result of the phase out of LIBOR, which could adversely affect our cash flows.
•If there is a change in accounting standards by the Financial Accounting Standards Board or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on our consolidation of total revenue derived from the Professional Associations.
•Our management team has limited experience managing a public company.
•Our centers may be adversely impacted by weather and other factors beyond our control, and disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.
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
•Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information or systems and expose us to liability, and could adversely affect our business and our reputation.

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
•We are subject to numerous environmental, health and safety laws and regulations, and must maintain licenses or permits, and non-compliance with these laws, regulations, licenses, or permits may expose us to significant costs or liabilities.
•Certain risks are inherent in providing prescription and over the counter (“OTC”) treatments, and our insurance may not be adequate to cover any claims against us.
•We are subject to rapidly changing and increasingly stringent laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could materially harm our business.
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

•Certain of our directors and executive officers hold a substantial portion of our common stock, which may lead to conflicts of interest with other stockholders over corporate transactions and other corporate matters.
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
•We may be subject to securities litigation, which is expensive and could divert management attention.

Risks Related to Our Business
Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Rising inflation could have an adverse impact on our operating expenses and our credit facilities and there is no guarantee that we would be able to mitigate its impact. Increases in interest rates on any of our debt will result in higher debt service costs, which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

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
The market in which we operate is highly competitive. In addition to competing with body contouring companies, we also compete with companies that make weight loss drugs and offer other weight loss solutions. If our competitors are able to develop and market solutions that are safer, more effective, easier to use or more readily adopted by patients and healthcare providers, our commercial opportunities may be reduced or eliminated.
The body contouring market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Demand for the AirSculpt® procedure could be limited by the products and technologies offered by our competitors. In the United States, we compete against companies that have developed non-invasive and other minimally-invasive procedures for body contouring, companies that have developed invasive surgical procedures for fat reduction and companies that offer non-surgical methods of fat reduction, including weight-loss drugs, and other weight loss solutions. Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face even greater competition in these markets than in the United States. Further, our patent protection is limited to the United States, and therefore we may face increased competition from competitors using procedures similar to the AirSculpt® procedure in other countries.
Many of our competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Some of these competitors offer similar procedures (including competitors who may charge less for such procedures than we do) and others offer alternative procedures and products, including non-surgical weight loss and obesity solutions, that are less expensive than the procedures we offer. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We have significant exposure to the weight loss and obesity solutions market, which is highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, and other factors relating to the weight loss industry. Because of the market opportunity and the high growth potential of the market for weight loss and obesity solutions, existing and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products. For example, in 2023, certain drugs initially approved for use in diabetes patients gained market acceptance for use in weight loss following FDA approvals for weight loss indications.

As of the date of this report, it is difficult to predict the long-term market impact of weight-loss drugs, including their long-term efficacy and potential drawbacks. As a result, we cannot be certain that our procedures will continue to be competitive with current or future medical advances in the weight loss and obesity solutions market.

If our competitors are able to develop and market solutions that are safer, more effective, easier to use or more readily adopted by patients and healthcare providers, our commercial opportunities may be reduced or eliminated. Competing in the body contouring market and the spread of non-surgical weight loss and obesity solutions could result in price-cutting, reduced profit margins, and reduced market share, any of which would harm our business, financial condition, and results of operations.

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
Regulations related to healthcare, including telehealth, are evolving. To the extent regulations change, our ability to provide virtual consultations could be hampered.
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
In addition, there may be other companies that may decide to enter our business. Many of these companies have greater resources than we do, including financial, marketing, staff and capital resources. If we are unable to compete effectively with any of these entities for surgeons, we may be unable to implement our business strategies successfully and our financial position and results of operations could be adversely affected.
We rely on a skilled, licensed labor force to provide our medspa and cosmetic services, and the supply of this labor force is finite. If we cannot hire adequate staff for our clinics, we will not be able to operate.
As of December 31, 2023, we employed approximately 346 full-time employees and approximately 35 part-time employees. Many of our personnel are licensed to perform cosmetic services, including medical treatments, and hold licenses as physicians and nurses. Our success depends, in part, on our continuing ability to identify, hire, develop and retain highly qualified personnel, including surgeons and nurses, through our affiliated Professional Associations. The demand for medical professionals has increased significantly as a result of the COVID-19 pandemic. Further, even before the COVID-19 pandemic, the demand for medical professionals had been increasing as more consumers began gravitating to health and wellness treatments, such as medspa and cosmetic services. As a result, we have increased, and may continue to increase, the salaries and bonuses for both potential and existing personnel. Additionally, many of the jurisdictions in which we operate our centers have their own licensing or similar requirements applicable to our personnel, and the onboarding and training process for each of our employees and our independent contractors can take several months. If we cannot identify, hire, develop and retain adequate staff for our centers through our affiliated Professional Associations, we will not be able to open new centers on a timely basis or adequately staff existing centers.
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
Moreover, during the past several years, macroeconomic and geopolitical conditions, as well as outbreaks of COVID-19, have resulted in widespread global supply chain delays and disruptions to vendors, including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.
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
Our results of operations may be materially affected by conditions in the capital and credit markets and the economy generally. We appeal to a wide demographic customer profile for cosmetic services. Uncertainty in the economy could adversely impact customer purchases of discretionary services, including cosmetic services. Factors that could affect customers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates, overall inflation, tax rates, the availability of consumer credit, consumer confidence in future economic conditions and risks, or the public perception of risks related to public health crises, including epidemics or pandemics such as the COVID-19 pandemic or other catastrophic events. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales.
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

In addition, our centers located in California represented 20% of our revenue in 2023 and 2022. If there were an adverse regulatory, economic or other development in any of the states and jurisdictions in which we have a higher concentration of centers there could be unanticipated adverse impacts on our business in those states and jurisdictions, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We have in recent years depended on our relationship with our Sponsor to help guide our business plan. Our Sponsor has significant expertise in financial matters. This expertise was available to us through the representatives our Sponsor has on our board of directors and as a result of our management agreement with an affiliate of our Sponsor (the "Management Agreement"). In connection with the completion of our IPO, the Management Agreement terminated. Daniel Sollof and Adam Feinstein remain on our board of directors and hold contractual rights to seats on our board of directors for as long as our Sponsor maintains certain levels of ownership of our common stock. Currently, affiliates of our Sponsor beneficially own 51.1% of our common stock. Affiliates of our Sponsor may elect to reduce their ownership in our Company, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.
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
As of December 31, 2023, total outstanding indebtedness under our senior credit facility was approximately $72.9 million, consisting of $72.9 million in term loans (the “Term Loan”) and $5.0 million revolving credit facility (the “Revolver”), of which approximately $5.0 million was undrawn (the “Term Loan and Revolving Facility”). Our leverage could have important consequences, including:
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the Term Loan and Revolving Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of December 31, 2023 we had approximately $5.0 million available for additional borrowings under our Revolver, all of which is permitted to be incurred under the Term Loan and Revolving Facility subject to the conditions to borrowing thereunder. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
As of December 31, 2023, we had borrowings under our Term Loan and Revolving Facility with variable rate debt that was indexed to the Secured Overnight Financing Rate (“SOFR”). All outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin of 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. There is significant uncertainty with respect to the implementation of the phase out of the LIBOR and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs. Also, increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.
Comprehensive tax reform legislation or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We may be subject to income and other taxes in the United States and foreign jurisdictions, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities may affect us, and certain aspects of the Tax Cuts and Jobs Act or other U.S. tax laws could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to any newly enacted federal tax legislation.
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
If a pandemic, epidemic or outbreak of an infectious disease, including new COVID-19 variants, or other public health crisis were to affect the areas in which we operate, our business, including our revenue, profitability and cash flows, could be adversely affected. If any of our centers were involved, or perceived to be involved, in treating patients with a highly contagious disease, or there was an outbreak of a highly contagious disease in areas in which our centers are located, our patients might cancel or defer cosmetic procedures. This could result in reduced patient volumes and operating revenue, potentially over an extended period. Further, a pandemic, epidemic or outbreak of an infectious disease might adversely impact our business by causing temporary shutdowns of our centers or diversion of patients or by causing staffing shortages in our centers. We may be unable to locate replacement supplies, and ongoing delays could require us to reduce procedure volume or cause temporary shutdowns of our centers. In addition, our results and financial condition may be adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing new COVID-19 variants or the United States’ healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow.Although we have disaster plans in place and operate pursuant to infectious disease protocols, the extent to which new COVID-19 variants or other public health crises could impact our business is difficult to predict and depends on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel and other activity, and public reactions to these factors.
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
We use third-party service providers for important aspects of the Processing of employee and patient IIHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the IIHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards to address these risks; however, such policies and procedures may not adequately address certain legal requirements, certain situations that could lead to increased privacy or security risks, and certain risks related to contractors and other third-party service providers who handle this IIHI/PII and other sensitive data and information for us. The training that we provide to our workforce and measures taken to protect our systems, the systems of our contractors or third-party service providers, or more generally the IIHI/PII or other sensitive data or information that we or our contractors or third-party service providers Process may not adequately protect us from the risks associated with Processing sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of IIHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to patients, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to patients and/or employees where required by law or otherwise appropriate. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent additional attacks. Our information technology networks and systems used in our business, as well as those of our service providers, may experience an increase in attempted cyber-attacks, seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. The success of any of these attempts could substantially impact our platform and the privacy, security, or confidentiality of the IIHI/PII and other sensitive data and information contained therein or otherwise processed in the ordinary course of our business operations, and could ultimately harm our reputation and our business. In addition, any actual or perceived security incident or breach may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.
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
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. We could remain an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue is $1.235 billion or more, if we issue more than $1 billion in non-convertible debt during the previous three-year period, or if the Company qualifies as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We filed a registration statement on Form S-3 with the SEC, and the number of shares of common stock being registered for sale is significant in relation to the number of our outstanding shares of common stock.
We filed a registration statement on Form S-3 with the SEC to register the shares offered thereunder for sale into the public market by the selling stockholders. These shares of common stock represent a large number of shares of our common stock, and if sold in the market all at once or at about the same time, could depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital.
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
As of February 26, 2024, there are 57,422,246 shares of common stock outstanding. Such shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of February 26, 2024, approximately 79% of our outstanding common stock is held by investment funds affiliated with our Sponsor and members of our management and employees.
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
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a Proceeding in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such Proceeding in other jurisdictions. For example, the Court of Chancery of the State of Delaware determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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
As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in the risk factor “We are an “emerging growth company,” as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors,” we will also be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation. As of December 31, 2023, we remained an emerging growth company, and as such, our independent registered public accounting firm is not required to certify the effectiveness of our internal controls.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company operates in the body contouring and cosmetic surgery industry, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws and other litigation and legal risk and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, specifically the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We conduct a yearly third-party Security Risk Assessment (SRA) to identify the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We also use this SRA to inform our yearly Cybersecurity roadmap and strategies to ensure the best IT security posture is implemented at the Company. We use various tools and methodologies to manage cybersecurity risk, including the use of a managed Enterprise Detection and Response (EDR) software with external Security Operations Center (SOC) real-time monitoring, email Data Loss Prevention (DLP) enabled, Multi-factor Authentication (MFA) mandatory in our IT environment, and Managed Detection and Response (MDR) for our Local Area Network (LAN) monitoring. All laptops and mobile endpoints are protected with an Operating System (OS) specific Mobile Device Management (MDM) software, which can be remotely disabled if necessary. In addition, we do daily cloud backups and regularly test the process to recover any lost or corrupted data. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests, and threat intelligence feeds, conducted by our third-party Managed Service Provider (MSP). We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They might also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

Our Board of Directors exercises its oversight role through the Audit subcommittee, which provides the Board with regular reports and findings from our Chief Information Officer ("CIO"). Our Audit Committee Chair holds a Certification in Cybersecurity Oversight from the National Association of Corporate Directors. Our CIO has 30+ years of experience in Information Technology, 10 years specifically in IT and IT Security combined. The CIO also has a Ph.D. in Cybersecurity Management, and has taken multiple companies through both NIST and HiTrust Cybersecurity Framework Audits.
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
In addition to our corporate headquarters, as of the date of this Annual Report on Form 10-K, we operate twenty-seven centers* from which we offer AirSculpt® procedures.

State/Country	City	Number of Procedure Rooms
Arizona	Scottsdale	2
California	Beverly Hills	2
California	Orange County	2
California	Sacramento	3
California	San Diego	2
California	San Jose	2
Colorado	Denver	2
Florida	Orlando	2
Florida	Miami	2
Georgia	Atlanta	2
Illinois	Chicago	2
Massachusetts	Boston	3
Minnesota	Minneapolis	2
Nevada	Las Vegas	2
New York	New York	2
North Carolina	Charlotte	2
North Carolina	Raleigh	2
Pennsylvania	Philadelphia	2
Tennessee	Nashville	2
Texas	Austin	2
Texas	Dallas	3
Texas	Houston	2
Utah	Salt Lake City	2
Washington	Seattle	2
Virginia	Vienna	2
Canada	Toronto	2
United Kingdom	London	2
__________
*    Leases have been signed with facilities in Birmingham, MI, Deerfield, IL, White Plains, NY and Kansas City, MO but it is not yet known when these facilities will open for business.
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
Dividends
During the twelve months ended December 31, 2023, we paid a $0.4 million dividend on our common stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any determination to pay future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our board of directors deems relevant.
Holders of Record
As of February 26, 2024, there were 57,422,246 issued and outstanding shares of common stock held by 35 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose shares of common stock are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “AirSculpt,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations.
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
•the increased market acceptance, availability and customer awareness of safer, more effective, easier to use and less expensive weight loss solutions, including weight loss drugs and other non-surgical weight loss and obesity solutions;
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
Twelve months ended December 31, 2023, 2022 and 2021
•Cases performed were 14,932, 13,063 and 11,050 in 2023, 2022 and 2021, respectively;
•Revenue per case was $13,121, $12,922 and $12,065 in 2023, 2022 and 2021, respectively;
•Same-center information;
◦Same-center revenue per case increased 1.5% and 6.4% in 2023 and 2022, respectively;
◦Same-center volume changed (1.4)% and 2.7% in 2023 and 2022, respectively;
•Net income (loss) was $(4.5) million, $(14.7) million and $10.6 million in 2023, 2022 and 2021, respectively;
•Adjusted EBITDA* was $43.2 million, $38.9 million and $44.6 million in 2023, 2022 and 2021, respectively;
•Adjusted EBITDA Margin* was 22.1%, 23.0% and 33.4% in 2023, 2022 and 2021, respectively;
•Loss per share(1) was $(0.08), $(0.26) and $(0.01) for 2023, 2022 and 2021, respectively; and
•Adjusted Net Income per share (diluted)* was $0.28, $0.32 and $0.08 in 2023, 2022 and 2021, respectively.
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

Total Case and Revenue Metrics

	Twelve Months Ended December 31,
	2023	2022	2021
Cases	14,932	13,063	11,050
Case growth	14.3%	18.2%	N/A
Revenue per case	$13,121	$12,922	$12,065
Revenue per case growth	1.5%	7.1%	N/A
Number of facilities	27	22	18
Number of total procedure rooms	57	47	32
Same-Center Case and Revenue Metrics
Same-Center Information
For the twelve months ended December 31, 2023 and 2022, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated for at least twelve months as of December 31, 2023. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated for at least twelve months as of December 31, 2023.

	Twelve Months Ended December 31,
	2023	2022
Cases	12,859	13,041
Case growth	(1.4)%	N/A
Revenue per case	$13,114	$12,923
Revenue per case growth	1.5%	N/A
Number of facilities	21	21
Number of total procedure rooms	45	45
For the years ended December 31, 2022 and 2021, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated for at least twelve months as of December 31, 2022. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated for at least twelve months as of December 31, 2022.

	Twelve Months Ended December 31,
	2022	2021
Cases	11,352	11,050
Case growth	2.7%	N/A
Revenue per case	$12,836	$12,065
Revenue per case growth	6.4%	N/A
Number of total facilities	18	18
Number of total procedure rooms	38	32
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

We define Adjusted EBITDA as net income/(loss) excluding depreciation and amortization, sponsor management fees, loss on debt modification, net interest expense, income tax expense/(benefit), restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.
We define Adjusted Net Income as net income/(loss) excluding restructuring and related severance costs, IPO related costs, (gain)/loss on disposal of long-lived assets, loss on debt modification, equity-based compensation and the tax effect of these adjustments.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2023	2022	2021
Net (loss)/income	$(4,479)	$(14,679)	$10,551
Plus
Sponsor management fee	—	—	1,636
Equity-based compensation	18,224	29,457	7,185
Loss on debt modification	—	932	682
IPO related costs	—	731	11,837
Restructuring and related severance costs	5,488	4,111	850
Depreciation and amortization	10,253	8,061	6,597
(Gain)/loss on disposal of long-lived assets	(212)	147	—
Interest expense, net	6,485	6,751	4,888
Income tax expense	7,477	3,383	329
Adjusted EBITDA	$43,236	$38,894	$44,555
Adjusted EBITDA Margin	22.1%	23.0%	33.4%
For the twelve months ended December 31, 2023, 2022, and 2021 pre-opening de novo and relocation costs were $3.3 million, $4.3 million, and $1.6 million, respectively.

The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2023	2022	2021
Net (loss)/income	$(4,479)	$(14,679)	$(393)
Plus
Equity-based compensation	18,224	29,457	4,725
Loss on debt modification	—	932	—
IPO related costs	—	731	317
Restructuring and related severance costs	5,488	4,111	—
(Gain)/loss on disposal of long-lived assets	(212)	147	—
Tax effect of adjustments	(2,732)	(2,195)	(192)
Adjusted net income	$16,289	$18,504	$4,457

Adjusted net income per share of common stock (1)(2)
Basic	$0.29	$0.33	$0.08
Diluted	$0.28	$0.32	$0.08
Weighted average shares outstanding
Basic	56,778,793	55,684,701	55,640,154
Diluted	57,611,469	57,918,005	58,329,428
(1)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.
(2)    In 2021, basic and diluted weighted average shares outstanding and loss per share represent only the period from October 28, 2021 to December 31, 2021 (see Note 7).
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

Results of Operations
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Twelve Months Ended December 31,
	2023		2022		2021
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$195,917	100.0%	$168,794	100.0%	$133,315	100.0%
Operating expenses:
Cost of service	74,012	37.8%	62,781	37.2%	44,536	33.4%
Selling, general and administrative	102,381	52.3%	101,418	60.1%	65,732	49.3%
Loss on debt modification	—	—%	932	0.6%	682	0.5%
Depreciation and amortization	10,253	5.2%	8,061	4.8%	6,597	4.9%
(Gain)/loss on disposal of long-lived assets	(212)	(0.1)%	147	0.1%	—	—%
Total operating expenses	186,434	95.2%	173,339	102.7%	117,547	88.2%
Income/(loss) from operations	9,483	4.8%	(4,545)	(2.7)%	15,768	11.8%
Interest expense, net	6,485	3.3%	6,751	4.0%	4,888	3.7%
Pre-tax net income/(loss)	2,998	1.5%	(11,296)	(6.7)%	10,880	8.2%
Income tax expense	7,477	3.8%	3,383	2.0%	329	0.2%
Net (loss)/income	$(4,479)	(2.3)%	$(14,679)	(8.7)%	$10,551	7.9%
Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
Overview— Our financial results for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 reflect the addition of five de novo centers which increased procedure rooms by 10.
Revenue—Our revenue increased $27.1 million, or 16.1%, compared to the same period in 2022. The increase is the result of adding five de novo centers which increased our footprint from 22 centers to 27 centers as of December 31, 2023.
Cost of Service—Our cost of service increased $11.2 million, or 17.9%, compared to the twelve months ended December 31, 2022. This increase is primarily attributable to opening five de novo centers since the 2022 period. Cost of service was 37.8% and 37.2% as a percentage of revenue for the twelve months ended December 31, 2023 and 2022, respectively.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.0 million, or 0.9%, for the twelve months ended December 31, 2023 compared to the same period in 2022. This increase is related to additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers, offset by a decrease in our equity-based compensation expense. We expect our marketing and corporate support costs to continue to increase as we open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue were 52.3% and 60.1% for the twelve months ended December 31, 2023 and 2022, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $36.8 million and $30.1 million for the twelve months ended December 31, 2023 and 2022, respectively. Our customer acquisition costs were approximately $2,465 and $2,300 per customer in the twelve months ended December 31, 2023 and 2022, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.

General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $65.6 million and $71.3 million for the twelve months ended December 31, 2023 and 2022, respectively. This reduction is due to a decrease in equity-based compensation. We expect to continue growing our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $10.3 million for the twelve months ended December 31, 2023 compared to $8.1 million for the same period in 2022. This increase is the result of having five additional de novo centers during the twelve months ended December 31, 2023 as compared to the 2022 period.
(Gain)/loss on disposal of long-lived assets—For the twelve months ended December 31, 2023, we recognized a $212,000 gain related to the disposal of previous property, plant, and equipment as a result of relocation to expand certain centers.
Interest Expense, net—Interest expense decreased to $6.5 million from $6.8 million for the twelve months ended December 31, 2023 and 2022, respectively. The decrease is due to the lower principal balance resulting from the Company's voluntary $10 million prepayment made in 2023.
Income Tax Expense— Our effective tax rate is 249.4% and (29.9)% for the twelve months ended December 31, 2023 and 2022, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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

Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $30.1 million and $21.0 million for the twelve months ended December 31, 2022 and 2021, respectively. Our customer acquisition costs were approximately $2,300 and $1,902 per customer in the twelve months ended December 31, 2022 and 2021, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $71.3 million and $44.7 million for the twelve months ended December 31, 2022 and 2021, respectively. As previously mentioned, equity-based compensation and public company costs were the two main drivers for this increase. We expect our general and administrative expenses to increase over time in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company. We also expect to expand our corporate team to support the opening of new centers and growth at existing facilities.
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
Income Tax Expense—As a result of the Reorganization, the Company became subject to taxation as a C corporation for periods after October 28, 2021. Our effective tax rate is (29.9)% for the twelve months ended December 31, 2022. The main drivers of the difference between the effective and statutory rates are due to the Reorganization and non-deductible officer compensation expense.
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
As of December 31, 2023, we had $10.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of December 31, 2023.
As of December 31, 2022, we had $9.6 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2022.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Twelve Months Ended December 31,
($ in thousands)	2023	2022	2021
Cash Flows Provided By (Used For):
Operating activities	$23,956	$24,447	$26,633
Investing activities	(9,919)	(12,921)	(7,116)
Financing activities	(13,391)	(27,257)	(4,549)
Net increase/(decrease) in cash and cash equivalents	646	(15,731)	14,968
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the twelve months ended December 31, 2023, our operating cash flow decreased by $0.5 million compared to the same period in 2022. The decrease is related to having more restructuring and related severance costs and the timing of working capital payments primarily related to lease deposits on upcoming de novo projects. At December 31, 2023, we had working capital of $(4.4) million compared to $(5.6) million at December 31, 2022.
For the twelve months ended December 31, 2022, our operating cash flow decreased by $2.2 million compared to the same period in 2021. This decrease is primarily driven by $6.7 million of additional public company costs in the twelve months ended December 31, 2022, which did not exist in the prior year period. Further, we increased spending on our clinical infrastructure and brand awareness to support future growth. At December 31, 2022, we had working capital of $(5.6) million compared to $13.0 million at December 31, 2021. The decrease in working capital is primarily due to paying a special dividend of $23.2 million during the twelve months ended December 31, 2022.
Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2023 and 2022 was $9.9 million and $12.9 million, respectively. Investing activities during both periods were attributable to the expansion of multiple existing facilities and opening of de novo locations.
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
Financing Activities
Net cash used in financing activities during the twelve months ended December 31, 2023 was $13.4 million. During the twelve months ended December 31, 2023, we made principal payments on our debt of $12.1 million, which included a voluntary prepayment of $10.0 million, paid cash dividends to shareholders of $0.4 million, and made payments of taxes withheld through vested equity-based compensation of $0.2 million.
Net cash used in financing activities for the twelve months ended December 31, 2022 was $27.3 million. For the twelve months ended December 31, 2022, we made distributions to our former member of $1.2 million, paid cash dividends to shareholders of $23.2 million, and made payments of taxes withheld through vested equity-based compensation of $2.0 million. Finally, we made principal payments on our debt of $84.3 million offset by borrowings of new debt of $83.5 million.
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

Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2023:

	Payments due by Period
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt – principal	$72,875	$2,125	$10,625	$60,125	$—
Interest expense(1)	19,451	5,644	10,392	3,415	—
Operating lease agreements	38,328	6,329	12,734	10,364	8,901
Total	$130,654	$14,098	$33,751	$73,904	$8,901
___________
(1)Amounts in the table reflect the contractually required interest payable pursuant to borrowings under our debt related to our Credit Agreement. Interest payments in the table above were calculated using an interest rate of 7.85% for the debt which was the interest rate applicable to the borrowing as of December 31, 2023.
Long-Term Debt
The carrying value of our total indebtedness was $71.6 million and $83.5 million, which includes unamortized deferred financing costs and issuance discount of $1.2 million and $1.5 million, as of December 31, 2023 and December 31, 2022, respectively.
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
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of December 31, 2023, the interest rate was 7.85%.
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
Our policy is to require payment for services in advance of performing any procedure. Payments received for which services have yet to been performed were $1.5 million as of December 31, 2023 and $2.4 million as of December 31, 2022, respectively and are included in deferred revenue and patient deposits on our balance sheets.
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
In accordance with relevant accounting guidance, each of these Professional Associations is determined to be a variable interest entity. AirSculpt has the ability, through the Management Services and (with the exception of New York) Continuity Agreements to direct the activities (excluding clinical decisions) that most significantly affect the Professional Associations’ economic performance. Accordingly, we are the primary beneficiary of the Professional Associations, and, in accordance with GAAP, we consolidate the Professional Associations into our financial statements. All management fee revenue and related expenses are eliminated in consolidation, and all of the revenue reflected in our financial statements is revenue from services provided by the affiliated Professional Associations to patients.
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
We performed our annual review of goodwill impairment in October 2023 and 2022 using a qualitative analysis and determined that a quantitative analysis was not required. There were no triggering events during the twelve months ended December 31, 2023 and 2022.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under Item 7A.
Interest Rate Risk
Our primary market risk exposure is changing interest rates. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. Under the new Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2x. If the Company's total leverage ratio is equal to or greater than 1x and less than 2x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of December 31, 2023, we had term loan borrowings of $72.9 million in principal amount under the Loan Agreement. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.7 million.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AirSculpt Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, other comprehensive (loss)/income, changes in member’s / stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Miami, Florida
February 27, 2024

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022

($000s, except for shares)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$10,262	$9,616
Taxes receivable	1,941	2,831
Prepaid expenses and other current assets	3,758	4,229
Total current assets	15,961	16,676
Property and equipment, net	28,908	24,206
Other long-term assets	5,657	3,280
Right of use operating lease assets	25,413	23,764
Intangible assets, net	46,346	51,099
Goodwill	81,734	81,734
Total assets	$204,019	$200,759
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,922	$3,844
Accrued payroll and benefits	4,127	2,991
Current portion of long-term debt	2,125	2,125
Deferred revenue and patient deposits	1,463	2,358
Accrued and other current liabilities	3,303	6,644
Current operating lease liabilities	5,375	4,356
Total current liabilities	20,315	22,318
Long-term debt, net	69,503	81,420
Deferred tax liability, net	6,828	5,485
Long-term operating lease liabilities	22,665	19,745
Other long-term liabilities	716	1,025
Total liabilities	120,027	129,993
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 57,355,676 and 56,181,689, respectively	57	56
Additional paid-in capital	103,898	85,858
Accumulated other comprehensive loss	(412)	(76)
Accumulated deficit	(19,551)	(15,072)
Total stockholders' equity	83,992	70,766
Total liabilities and stockholders' equity	$204,019	$200,759
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2023, 2022 and 2021

	Twelve Months Ended December 31,
(in $000s, except for shares and per share figures)	2023	2022	2021
Revenue	$195,917	$168,794	$133,315
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	74,012	62,781	44,536
Selling, general and administrative	102,381	101,418	65,732
Loss on debt modification	—	932	682
Depreciation and amortization	10,253	8,061	6,597
(Gain)/loss on disposal of long-lived assets	(212)	147	—
Total operating expenses	186,434	173,339	117,547
Income/(loss) from operations	9,483	(4,545)	15,768
Interest expense, net	6,485	6,751	4,888
Pre-tax net (loss)/income	2,998	(11,296)	10,880
Income tax expense	7,477	3,383	329
Net (loss)/income	$(4,479)	$(14,679)	$10,551

Loss per share of common stock
Basic	$(0.08)	$(0.26)	$(0.01)
Diluted	$(0.08)	$(0.26)	$(0.01)
Weighted average shares outstanding
Basic	56,778,793	55,684,701	55,640,154
Diluted	56,778,793	55,684,701	55,640,154
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive (Loss)/Income
For the years ended December 31, 2023, 2022 and 2021

	Twelve Months Ended December 31,
($000s)	2023	2022	2021
Net (loss)/income	$(4,479)	$(14,679)	$10,551
Other comprehensive (loss)/income:
Change in foreign currency translation adjustment	(336)	(76)	—
Total other comprehensive (loss)/income	(336)	(76)	—
Comprehensive loss/(income)	$(4,815)	$(14,755)	$10,551

The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Member's/Stockholders' Equity
For the years ended December 31, 2023, 2022 and 2021

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
($000s, except for share data)	Member’s Equity	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2020	$123,676	—	$—	$—	$—	$—	$123,676
Activity prior to Reorganization and IPO
Distributions	(67,283)	—	—	—	—	—	(67,283)
Equity-based compensation	2,460	—	—	—	—	—	2,460
Net income	10,944	—	—	—	—	—	10,944
Effect of Reorganization and IPO
Reorganization transaction	(69,797)	53,466,241	54	69,743	—	—	—
Recognition of deferred tax liability in connection with Reorganization	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock in connection with the IPO, net of issuance costs of $10,372	—	2,173,913	2	13,540	—	—	13,542
Activity subsequent to IPO
Equity-based compensation	—	—	—	4,725	—	—	4,725
Net loss	—	—	—	—	—	(393)	(393)
Balance at December 31, 2021	—	55,640,154	56	83,865	—	(393)	83,528
Issuance of common stock through unit vesting	—	541,535	—	—	—	—	—
Distributions	—	—	—	(732)	—	—	(732)
Dividends	—	—	—	(24,701)	—	—	(24,701)
Equity-based compensation	—	—	—	29,457	—	—	29,457
Payment of taxes withheld through vested equity-based compensation	—	—	—	(2,031)	—	—	(2,031)
Net loss	—	—	—	—	—	(14,679)	(14,679)
Other comprehensive loss	—	—	—	—	(76)	—	(76)
Balance at December 31, 2022	—	56,181,689	56	85,858	(76)	(15,072)	70,766
Issuance of common stock through unit vesting	—	1,173,987	1	—	—	—	1
Distributions	—	—	—	(79)	—	—	(79)
Dividends	—	—	—	129	—	—	129
Equity-based compensation	—	—	—	18,224	—	—	18,224
Payment of taxes withheld through vested equity-based compensation	—	—	—	(234)	—	—	(234)
Net loss	—	—	—	—	—	(4,479)	(4,479)
Other comprehensive loss	—	—	—	—	(336)	—	(336)
Balance at December 31, 2023	$—	57,355,676	$57	$103,898	$(412)	$(19,551)	$83,992
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2023, 2022 and 2021

	Twelve Months Ended December 31,
($000s)	2023	2022	2021
Cash flows from operating activities
Net (loss)/income	$(4,479)	$(14,679)	$10,551
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	10,253	8,061	6,597
Equity-based compensation	18,224	29,457	7,185
Non-cash interest expense; amortization of debt costs	207	921	639
Loss on debt modification	—	932	682
Deferred income taxes	1,342	1,134	208
(Gain)/loss on disposal of long-lived assets	(212)	147	—
Changes in assets and liabilities
Taxes receivable	890	(2,831)	—
Prepaid expense and other current assets	466	(5)	(3,845)
Other assets	(3,814)	(7,274)	(1,305)
Accounts payable	(206)	865	1,576
Deferred revenue and patient deposits	(896)	(452)	(423)
Accrued and other liabilities	2,181	8,171	4,768
Net cash provided by operating activities	23,956	24,447	26,633
Cash flows from investing activities
Purchases of property and equipment, net	(9,919)	(12,921)	(7,116)
Net cash used in investing activities	(9,919)	(12,921)	(7,116)
Cash flows from financing activities
Payment on term loan	(12,125)	(84,263)	(838)
Borrowings on term loan, net	—	83,503	49,603
Proceeds from IPO	—	—	13,542
Distribution to member	(79)	(1,159)	(66,856)
Dividends paid to shareholders	(385)	(23,160)	—
Payment of taxes withheld through vested equity-based compensation	(233)	(2,031)	—
Other financing activity	(569)	(147)	—
Net cash used in financing activities	(13,391)	(27,257)	(4,549)
Net decrease in cash and cash equivalents	646	(15,731)	14,968
Cash and cash equivalents
Beginning of period	9,616	25,347	10,379
End of period	$10,262	$9,616	$25,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,277	$5,830	$4,255
Cash paid for taxes	$4,663	$4,932	$—

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$283	$1,113	$255
Distributions to member included in accrued expenses	$—	$—	$427

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
Principles of Consolidation
These consolidated financial statements present the financial position and results of operations of the Company, its wholly-owned domestic and international subsidiaries, and its variable interest in the managed PAs in the United States ("Domestic PAs"), which are under the control of the Company and are considered variable interest entities in which the Company is the primary beneficiary.
All intercompany accounts and transactions have been eliminated in consolidation.
Variable Interest Entities
The Company has a variable interest in the Domestic PAs where it has a long-term and unilateral controlling financial interest over their assets and operations. The Company has the ability to direct the activities that most significantly affect the Domestic PAs’ economic performance via the MSAs and related agreements. The Company is a practice management service organization and does not engage in the practice of medicine. These services are provided by licensed professionals at each of the Domestic PAs. Certain key features of the MSAs and related agreements enable the Company to assign the member interests of certain of the Domestic PAs to another member designated by the Company (i.e., “nominee shareholder”) for a nominal value in certain circumstances at the Company’s sole discretion. The MSA does not allow the Company to be involved in, or provide guidance on, the clinical operations of the Domestic PAs. The Company consolidates the Domestic PAs into the financial statements. All of the Company’s revenue is earned from services provided by the Domestic PAs and its wholly-owned foreign subsidiaries in the United Kingdom and Canada. The only assets and liabilities held by the Domestic PAs included in the accompanying consolidated balance sheets are clinical related. The clinical assets and liabilities are not material to the Company as a whole.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of December 31, 2023 and December 31, 2022 are included in deferred revenue and patient deposits. All of the deferred revenue and patient deposits as of December 31, 2022 were recognized in revenue during the twelve months ended December 31, 2023.
For the years ended December 31, 2023, 2022 and 2021, revenue from international locations was $5.2 million, $0.3 million and $— million, respectively.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.2 million, $0.9 million, and $0.6 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of accounting over the assets’ estimated useful lives. Depreciation of leasehold improvements is based on the shorter of the estimated useful life of the improvement or the remaining lease term. As of December 31, 2023, the Company has $1.7m recorded in other long-term assets related to a software as a service hosting arrangement that has not yet been implemented.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the right to use the underlying assets for the lease term and the lease liabilities represent the obligation to make lease payments arising from the leases. Right-of-use assets and liabilities are recognized at commencement date based on the present value of future lease payments over the lease term, which includes only payments that are fixed or determinable at the time of commencement. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is used. The Company calculates its incremental borrowing rate on a periodic basis using a third-party financial model that estimates the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. The Company applies its incremental borrowing rate using a portfolio approach. The right-of-use assets also include any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
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
See “Note 2—Goodwill and Intangibles, Net” for further discussion.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the twelve months ended December 31, 2023, 2022 and 2021.
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
Level 2: Observable market-based inputs or observable inputs that are corroborated by market data

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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2023, 2022 and 2021 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2023, 2022 and 2021 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
Prior to the IPO, the EBS Intermediate Parent, LLC structure included only LLC common units. As a result, the Company does not believe earnings per share to be a meaningful presentation in the accompanying consolidated financial statements for the periods of 2021 prior to the IPO. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 28, 2021. Thus, the basic and diluted earnings (loss) per share represent only the period from October 28, 2021 to December 31, 2021.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative expenses. Advertising expenses were approximately $25.9 million, $20.6 million and $14.8 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of December 31, 2023 or December 31, 2022. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has effective tax rates of approximately 249.4%, (29.9)% and 3.0% for the twelve months ended December 31, 2023, 2022 and 2021, respectively, inclusive of all applicable U.S. federal and state income taxes. Prior to the Reorganization, the Company was not subject to federal taxation.
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
The annual review of goodwill impairment was performed in October 2023 using a qualitative analysis and the Company determined that a quantitative analysis was not required. There were no triggering events during the years ended December 31, 2023, 2022 and 2021.
The Company had goodwill of $81.7 million at December 31, 2023 and December 31, 2022.
Intangible assets consisted of the following at December 31, 2023 and December 31, 2022 (in 000’s):

	December 31, 2023	December 31, 2022	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(18,759)	(15,186)
Accumulated amortization of tradenames and trademarks	(6,195)	(5,015)
Total intangible assets	$46,346	$51,099
Aggregate amortization expense on intangible assets was approximately $4.8 million for each of the years ended December 31, 2023, 2022, and 2021.
The estimated aggregate amortization expense on intangible assets for each of the next five years and thereafter is estimated to be as follows (in 000’s):

Year ending December 31,
2024	$4,753
2025	4,753
2026	4,753
2027	4,753
2028	4,753
Thereafter	22,581
Total	$46,346

NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2023 and December 31, 2022 property and equipment consists of the following: (in 000’s):

	December 31, 2023	December 31, 2022
Medical equipment	$11,576	$8,906
Office and computer equipment	860	551
Furniture and fixtures	4,280	3,457
Leasehold improvements	21,982	14,614
Construction in progress	1,910	2,854
Less: Accumulated depreciation	(11,700)	(6,176)
Property and equipment, net	$28,908	$24,206
Depreciation expense was approximately $5.5 million, $3.3 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021 respectively.
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
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of December 31, 2023, the interest rate was 7.85%.
Total borrowings as of December 31, 2023 and December 31, 2022 were as follows (in 000’s):

	December 31, 2023	December 31, 2022
Term loan	$72,875	$85,000
Unamortized debt discounts and issuance costs	(1,247)	(1,455)
Total debt, net	71,628	83,545
Less: Current portion	(2,125)	(2,125)
Long-term debt, net	$69,503	$81,420
As of December 31, 2023 and December 31, 2022, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of December 31, 2023 is as follows (in 000’s):

Year ending December 31,
2024	$2,125
2025	4,250
2026	6,375
2027	60,125
Total maturities	$72,875

All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of December 31, 2023 and December 31, 2022.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the twelve months ended December 31, 2023, 2022, and 2021, the Company incurred rent expense of $5.9 million, $4.5 million, and $3.3 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s consolidated statements of operations. The Company incurred rent expense of $364,000, $323,000, and $92,000 for the twelve months ended December 31, 2023, 2022, and 2021, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents the weighted-average lease terms and discount rates at December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	4.7 years	4.5 years	4.9 years
Weight average discount rate	6.4%	5.1%	4.6%
The following table presents supplemental cash flow information for the twelve months ended December 31, 2023 and 2022 (in 000’s):

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,240	$5,068
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,934	$10,913
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2024	$6,329
2025	6,506
2026	6,228
2027	5,631
2028	4,733
Thereafter	8,901
Total lease payments	38,328
Less: imputed interest	(10,283)
Total lease obligations	$28,045

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

During the twelve months ended December 31, 2023 and 2022, the Company granted 767,261 and 216,421 RSUs, respectively, to certain officers, employees and non-employee directors in accordance with the 2021 Plan. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to one or three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.
During the twelve months ended December 31, 2023 and 2022, the Company granted 50,000 and 38,775 PSUs, respectively, subject to the achievement of a combination of performance conditions. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The performance criteria is based on the Company’s actual performance condition results as compared to the targets. These PSUs are not considered outstanding until settled.
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
During the twelve months ended December 31, 2023 and 2022, the Company granted 624,846 and 103,936 PSUs, respectively, subject to the achievement of market-based conditions ("market-based PSUs"). The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%.
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
The following table sets forth the assumptions that were used to calculate the fair value of the market-based PSU awards granted during the twelve months ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Expected volatility	89.9%	82.4%	66.0%
Expected term	2.83	2.85	3.17
Risk-free interest rate	3.83%	1.72%	0.84%
Expected dividend yield	0%	0%	0%
The fair values of the PSUs not subject to a market conditions were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted and Performance Equity-Based Activity
A summary of the Company’s RSU and PSU activity for the twelve months ended December 31, 2023 and 2022 follows:

	Unvested Units	Weighted Average Grant Date Fair Value of Units
Outstanding at December 31, 2020	—	$—
Granted	4,679,330	14.27
Forfeitures	(5,564)	14.71
Outstanding at December 31, 2021	4,673,766	14.27
Granted	359,132	15.10
Forfeitures	(503,693)	14.13
Vestings	(1,002,571)	14.76
Outstanding at December 31, 2022	3,526,634	14.23
Granted	1,442,107	6.60
Forfeitures	(30,605)	10.83
Vestings	(1,025,234)	13.93
Outstanding at December 31, 2023	3,912,902	$11.50
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
The Company recorded equity-based compensation expense of $18.2 million, $29.5 million, and $7.2 million for the twelve months ended December 31, 2023, 2022, and 2021, respectively, in selling, general and administrative expenses on the consolidated statements of operations. Forfeitures are recognized as incurred. During the twelve months ended December 31, 2023, the Company had actual vestings with fair market value of $12.9 million and $0.8 million related to employees and directors, respectively.
Unrecognized compensation cost related to unvested time-based shares was approximately $10.4 million as of December 31, 2023. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year. As of December 31, 2023, the weighted average remaining vesting term on the unvested time-based shares was 0.95 years. Further, the Company has unrecognized compensation cost of $10.6 million related to the PSUs as of December 31, 2023, which will be recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. As of December 31, 2023, the weighted average remaining vesting term on the unvested PSUs was 1.55 years.
On August 10, 2022, the board of directors of the Company approved a $0.41 per share special cash dividend. The dividend was paid on September 14, 2022, to shareholders of record at the close of business on August 26, 2022. Cash dividends paid totaled $0.4 million for the twelve months ended December 31, 2023. The Company's unvested stock units participate in dividends and as such, the Company had $1.0 million in dividends payable as of December 31, 2023, of which $0.3 million is current.
The Company recognized distributions to EBS Parent, LLC (the "Parent") of approximately $0.1 million, $1.2 million, and $66.9 million for the twelve months ended December 31, 2023, 2022, and 2021, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2023 and 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2023 and 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Fiscal Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss)/income	$(4,479)	$(14,679)	$10,551
Less: Net income attributable to EBS Intermediate Parent, LLC prior to Reorganization	—	—	10,944
Net loss attributable to AirSculpt Technologies, Inc.	(4,479)	(14,679)	(393)
Denominator:
Weighted average shares of common stock outstanding - basic(1)	56,778,793	55,684,701	55,640,154
Add: Effect of dilutive securities(1)	—	—	—
Weighted average shares of common stock outstanding - diluted(1)	56,778,793	55,684,701	55,640,154
Loss per share of common stock outstanding - basic and diluted	$(0.08)	$(0.26)	$(0.01)
(1)    Basic and diluted weighted average shares outstanding and loss per share for 2021 represent only the period from October 28, 2021 to December 31, 2021
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Fiscal Year Ended December 31,
	2023	2022	2021
Restricted stock units	1,047,501	1,367,558	2,364,703
Performance and market-based stock units	1,625,882	2,159,076	2,309,063

NOTE 8 – INCOME TAXES
Prior to the Reorganization and IPO, EBS Intermediate was structured as a partnership and therefore, was subject to certain LLC entity-level taxes but generally not subject to U.S. federal and state income taxes. As part of the Reorganization Transactions described in Note 1, the Company created a C Corporation, and is now subject to U.S. federal and state taxes.
Significant components of income tax expense were as follows (in 000’s):

	Fiscal Year Ended December 31,
	2023	2022	2021
Current
U.S. Federal	$4,565	$1,235	$—
State and Local	1,570	1,014	121
Total current income tax expense	6,135	2,249	121
Deferred
U.S. Federal	1,192	1,109	243
State and Local	431	25	(35)
Foreign	(281)	—	—
Total deferred income tax (benefit) expense	1,342	1,134	208
Total	$7,477	$3,383	$329
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company’s income tax (expense) was as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
At U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes	55.7%	(7.3)%	0.6%
Pass-through income	—%	—%	(22.0)%
Nondeductible Reorganization and IPO costs	—%	—%	0.6%
Nondeductible officer compensation	159.1%	(38.8)%	—%
Valuation allowance and other nondeductible expenses	13.6%	(4.8)%	2.8%
Total	249.4%	(29.9)%	3.0%
The effective tax rates for the fiscal years ended December 31, 2023, 2022 and 2021 were 249.4%, (29.9)% and 3.0%. The most significant items impacting the effective tax rate during fiscal years 2023, 2022 and 2021 are due to the Reorganization, non-deductible officer compensation expense, and the items below.
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

The Company’s deferred tax assets (liabilities) consisted of the following (in 000’s):

	December 31,
	2023	2022
Deferred tax assets
Accrued liabilities	$422	$272
Net operating loss	827	559
Operating lease liability	6,497	5,449
Equity-based compensation	1,596	1,231
State bonus depreciation	425	558
163(j) limitation	277	912
Other	30	7
Total deferred tax assets	10,074	8,988
Valuation allowance	(541)	(559)
Total deferred tax assets, net of valuation allowance	9,533	8,429
Deferred tax liabilities
Property, plant and equipment	(5,566)	(4,998)
Intangible assets	(3,881)	(2,993)
Right-of-use asset	(6,014)	(5,427)
Prepaid expenses and other current assets	(900)	(495)
Total deferred tax liabilities	(16,361)	(13,913)
Net deferred tax liabilities	$(6,828)	$(5,484)
As of December 31, 2023 and 2022, we had foreign net operating loss carryforwards in the amount of $4.0 million and $2.1 million, respectively. Of the total carryforwards, $1.4 million and $1.7 million, respectively, were generated by the Company’s Canadian based subsidiary and $2.6 million and $0.4 million, respectively, were generated by the Company's United Kingdom based subsidiary. The Canadian-based net operating losses begin to expire in 2039 and the United Kingdom based net operating losses carry forward indefinitely.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. Valuation allowances have been established with regard to the tax benefits of our foreign net operating losses. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all of those factors, management recorded a $0.5 million and $0.6 million valuation allowance for the deferred tax assets related to the foreign net operating losses which are not more likely than not to be realized as of December 31, 2023 and 2022.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements.
As of December 31, 2023 and 2022, the Company had no uncertain tax positions.
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
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
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
Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2023.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9B. Other Information
The Company currently anticipates that it will hold its virtual 2024 Annual Meeting of Stockholders on May 7, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2024 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2023.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements;
Our Consolidated Financial Statements and Notes thereto are set forth starting on page 83 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules;
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page 83 of this Annual Report on Form 10-K.
(3) Exhibits:
The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibit	File Date
3.1	Amended and Restated Articles of Incorporation	10-Q	001-40973	3.1	8/11/23
3.2	Amended and Restated Bylaws	10-Q	001-40973	3.2	12/03/21
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock	S-1/A	333-260067	4.1	10/28/21
4.2	Registration Rights Agreement by and between the Company and the Sponsor, dated November 2, 2021	10-Q	001-40973	10.15	12/03/21
4.3	Stockholders Agreement by and between the Company, VSCP EBS Aggregator, LP, Dr. Aaron Rollins, and JCBI II LLC, dated November 2, 2021	10-Q	001-40973	10.16	12/03/21
4.4	Description of Registrant’s Securities	10-K	001-40973	4.4	03/11/22
10.1	Form of Indemnification Agreement by and between the Company and each of its directors and officers	10-Q	001-40973	10.1	12/03/21
10.2	Credit Agreement dated as of November 7, 2022, among AirSculpt Technologies, Inc., as Holdings, EBS Intermediate Parent LLC, as Intermediate Holdings, EBS Enterprises LLC, as the Borrower, the several lenders from time to time party hereto, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender	8-K	001-40973	10.1	11/09/22
10.3	Form of Management Services Agreement	10-Q	001-40973	10.3	12/03/21
10.4	Form of Continuity Agreement	10-Q	001-40973	10.4	12/03/21
10.5†	2021 Equity Incentive Plan	10-Q	001-40973	10.6	12/03/21
10.6†	Employment Agreement between the Company and Todd Magazine, dated December 29, 2022	8-K	001-40973	10.1	01/06/23
10.7†	Separation and General Release Agreement between the Company and Ronald Zelhof, dated December 30, 2022	8-K	001-40973	10.2	01/06/23
10.8†	Second Amended and Restated Employment Agreement between the Company and Dr. Rollins, dated January 3, 2023	8-K	001-40973	10.30	01/06/23
10.9†	Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dennis Dean	10-Q	001-40973	10.10	12/03/21

10.10†	Form of AirSculpt Technologies, Inc. RSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.7	12/03/21
10.11†	Form of AirSculpt Technologies, Inc. PSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.8	12/03/21
10.12†	Form of AirSculpt Technologies, Inc. 2021 RSU Award Grant Notice and Award Agreement	10-Q	001-40973	10.12	12/03/21
10.13†	Employee Covenants Agreement, dated as of October 2, 2018, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.13	12/03/21
10.14†	First Amendment to Employee Covenants Agreement, dated as of October 5, 2021, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.14	12/03/21
10.15†	Form of AirSculpt Technologies, Inc. 2022 PSU Award Grant Notice and Award Agreement	8-K	001-40973	10.1	03/03/21
21.1	List of Subsidiaries	S-1/A	333-260067	21.1	10/28/21
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97	Compensation Clawback Policy, effective as of October 2, 2023
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 27, 2024
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

SIGNATURES	TITLE	DATE

/s/ Todd Magazine	Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2024
Todd Magazine

/s/ Dennis Dean	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Dennis Dean

/s/ Dr. Aaron Rollins	Executive Chairman of the Board	February 27, 2024
Dr. Aaron Rollins

/s/ Adam Feinstein	Director	February 27, 2024
Adam Feinstein

/s/ Daniel Sollof	Director	February 27, 2024
Daniel Sollof

/s/ Caroline Chu	Director	February 27, 2024
Caroline Chu

/s/ Thomas Aaron	Director	February 27, 2024
Thomas Aaron

/s/ Kenneth Higgins	Director	February 27, 2024
Kenneth Higgins

/s/ Pamela Netzky	Director	February 27, 2024
Pamela Netzky