Form 10-Q
period 2024-03-31
Airsculpt Technologies, Inc.
filed 2024-05-10
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 57,569,952 shares of common stock outstanding as of May 9, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. You are cautioned that there are important risks and uncertainties, many of which are beyond our control, that could cause our actual results, level of activity, performance or achievements to differ materially from the projected results, level of activity, performance or achievements that are expressed or implied by such forward-looking statements, including those factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.
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

The risk factors discussed in the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q and in other filings we make from time to time with the U.S. Securities and Exchange Commission. There also may be other risks and uncertainties that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date they were made, which are inherently subject to change, and we are under no duty and we assume no obligation to update any of the forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in the forward-looking statements, after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by law. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,969	$10,262
Taxes receivable	151	1,941
Prepaid expenses and other current assets	3,874	3,758
Total current assets	14,994	15,961
Property and equipment, net	29,781	28,908
Other long-term assets	6,047	5,657
Right of use operating lease assets	25,001	25,413
Intangible assets, net	45,157	46,346
Goodwill	81,734	81,734
Total assets	$202,714	$204,019
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,322	$3,922
Accrued payroll and benefits	2,479	4,127
Current portion of long-term debt	2,656	2,125
Deferred revenue and patient deposits	2,038	1,463
Accrued and other current liabilities	4,677	3,303
Current operating lease liabilities	5,593	5,375
Total current liabilities	21,765	20,315
Long-term debt, net	68,522	69,503
Deferred tax liability, net	6,828	6,828
Long-term operating lease liabilities	22,096	22,665
Other long-term liabilities	—	716
Total liabilities	119,211	120,027
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 57,537,393 and 57,355,676, respectively	58	57
Additional paid-in capital	97,219	103,898
Accumulated other comprehensive loss	(252)	(412)
Accumulated deficit	(13,522)	(19,551)
Total stockholders' equity	83,503	83,992
Total liabilities and stockholders' equity	$202,714	$204,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in $000s, except for shares and per share figures)	2024	2023
Revenue	$47,620	$45,813
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	18,042	18,017
Selling, general and administrative(1)	15,756	23,882
Depreciation and amortization	2,805	2,336
Loss/(gain) on disposal of long-lived assets	5	(184)
Total operating expenses	36,608	44,051
Income from operations	11,012	1,762
Interest expense, net	1,532	1,735
Pre-tax net income	9,480	27
Income tax expense	3,451	41
Net income/(loss)	$6,029	$(14)

Income/(loss) per share of common stock
Basic	$0.10	$(0.00)
Diluted	$0.10	$(0.00)
Weighted average shares outstanding
Basic	57,422,058	56,443,370
Diluted	58,415,163	56,443,370
(1)    As of the three months ended March 31, 2024, this amount contains a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended March 31,
($000s)	2024	2023
Net income/(loss)	$6,029	$(14)
Other comprehensive income:
Change in foreign currency translation adjustment	160	22
Total other comprehensive income	160	22
Comprehensive income	$6,189	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2022	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
Issuance of common stock through unit vesting	529,571	—	—	—	—	—
Dividends	—	—	66	—	—	66
Equity-based compensation	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	22	—	22
Balance at March 31, 2023	56,711,260	$56	$90,312	$(54)	$(15,086)	$75,228

Balance at December 31, 2023	57,355,676	$57	$103,898	$(412)	$(19,551)	$83,992
Issuance of common stock through unit vesting	181,717	1	—	—	—	1
Dividends	—	—	479	—	—	479
Equity-based compensation	—	—	(6,781)	—	—	(6,781)
Payment of taxes withheld through vested equity-based compensation	—	—	(377)	—	—	(377)
Net income	—	—	—	—	6,029	6,029
Other comprehensive income	—	—	—	160	—	160
Balance at March 31, 2024	57,537,393	$58	$97,219	$(252)	$(13,522)	$83,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
($000s)	2024	2023
Cash flows from operating activities
Net income/(loss)	$6,029	$(14)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,805	2,336
Equity-based compensation	(6,781)	4,388
Non-cash interest expense; amortization of debt costs	81	259
Changes in assets and liabilities
Taxes receivable	1,790	88
Prepaid expense and other current assets	(111)	456
Other assets	23	(5,661)
Accounts payable	(527)	85
Deferred revenue and patient deposits	575	1,533
Accrued and other liabilities	(519)	2,749
Net cash provided by operating activities	3,365	6,219
Cash flows from investing activities
Purchases of property and equipment, net	(1,562)	(3,815)
Net cash used in investing activities	(1,562)	(3,815)
Cash flows from financing activities
Payment on term loan	(531)	(531)
Dividends paid to shareholders	(13)	(206)
Payment of taxes withheld through vested equity-based compensation	(377)	—
Other financing activity	(175)	—
Net cash used in financing activities	(1,096)	(737)
Net increase in cash and cash equivalents	707	1,667
Cash and cash equivalents
Beginning of period	10,262	9,616
End of period	$10,969	$11,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,478	$1,735
Cash paid for taxes	$249	$—

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$927	$411
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
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2024, and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of operations and cash flows for the three months ended March 31, 2024 and 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2024 and 2023 are also unaudited. The consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.
The condensed consolidated balance sheet as of December 31, 2023 is derived from the Company’s annual audited consolidated financial statements for the year ended December 31, 2023, which should be read in conjunction with these condensed consolidated financial statements and which are included in the Company’s Annual Report dated February 27, 2024 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of March 31, 2024 and December 31, 2023 are included in deferred revenue and patient deposits.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three months ended March 31, 2024 and 2023.

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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income/(loss) for the three months ended March 31, 2024 and 2023 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) for the three months ended March 31, 2024 and 2023 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $8.4 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of March 31,

2024 or December 31, 2023. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately 36.4% and 151.9% for the three months ended March 31, 2024 and 2023, respectively, inclusive of all applicable U.S. federal and state income taxes.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments in this ASU must be applied retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2024. There were no triggering events during the three months ended March 31, 2024 and 2023.
The Company had goodwill of $81.7 million at March 31, 2024 and December 31, 2023.
Intangible assets consisted of the following at March 31, 2024 and December 31, 2023 (in 000’s):

	March 31, 2024	December 31, 2023	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(19,653)	(18,759)
Accumulated amortization of tradenames and trademarks	(6,490)	(6,195)
Total intangible assets	$45,157	$46,346
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended March 31, 2024 and 2023.

NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2024 and December 31, 2023 property and equipment consists of the following: (in 000’s):

	March 31, 2024	December 31, 2023
Medical equipment	$11,688	$11,576
Office and computer equipment	893	860
Furniture and fixtures	4,508	4,280
Leasehold improvements	24,253	21,982
Construction in progress	1,743	1,910
Less: Accumulated depreciation	(13,304)	(11,700)
Property and equipment, net	$29,781	$28,908
Depreciation expense was approximately $1.6 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
NOTE 4 – DEBT
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its previous credit facility. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of March 31, 2024, the interest rate was 7.83%.
Total borrowings as of March 31, 2024 and December 31, 2023 were as follows (in 000’s):

	March 31, 2024	December 31, 2023
Term loan	$72,344	$72,875
Unamortized debt discounts and issuance costs	(1,166)	(1,247)
Total debt, net	71,178	71,628
Less: Current portion	(2,656)	(2,125)
Long-term debt, net	$68,522	$69,503
As of March 31, 2024 and December 31, 2023, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of March 31, 2024 is as follows (in 000’s):

Year ending December 31,
2024 (excluding the three months ended March 31, 2024)	$1,594
2025	4,250
2026	6,375
2027	60,125
Total maturities	$72,344

All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of March 31, 2024 and December 31, 2023.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended March 31, 2024 and 2023, the Company incurred rent expense of $1.5 million and $1.5 million, respectively, for its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the three months ended March 31, 2024 and 2023 (in 000’s):

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,469	$1,253
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$930	$7,870
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements, as of March 31, 2024 (in 000’s):

2024 (excluding the three months ended March 31, 2024)	$5,079
2025	6,877
2026	6,872
2027	6,292
2028	5,411
Thereafter	13,208
Total lease payments	43,739
Less: imputed interest	(16,051)
Total lease obligations	$27,688
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three months ended March 31, 2024 and 2023, the Company granted 411,456 and 608,955 restricted stock units ("RSUs") to executive officers and employees under the 2021 Equity Incentive Plan. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the requisite vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.

During the three months ended March 31, 2024 and 2023, the Company also granted 407,688 and 585,588 performance based stock units ("PSUs") which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”) within the three year performance period. Based on the rTSR, the PSUs can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the requisite vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
In connection with the IPO, on November 4, 2021 the Company previously granted PSUs with performance-based vesting conditions to certain employees. The performance-based conditions include PSUs that can vest upon achieving specified stock price performance targets (the "Price Targets"), and the remaining PSUs can vest upon achieving a revenue performance target in any trailing twelve month period up to December 31, 2024 (the "Revenue Target"). During the three months ended March 31, 2024, the Company reassessed the probability of achieving the Revenue Target and determined such achievement is improbable based on current facts and circumstances. As a result, the Company recorded a $10.4 million cumulative reversal of stock compensation expense related to the unvested PSUs attributable to the Revenue Target in the three months ended March 31, 2024.
The Company recorded equity-based compensation expense of $(6.8) million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $13.0 thousand and $206.0 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/(loss) for the three months ended March 31, 2024 and 2023 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/(loss) for the three months ended March 31, 2024 and 2023 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income/(loss)	$6,029	$(14)
Denominator:
Weighted average shares of common stock outstanding - basic	57,422,058	56,443,370
Add: Effect of dilutive securities	993,105	—
Weighted average shares of common stock outstanding - diluted	58,415,163	56,443,370
Income/(loss) per share of common stock outstanding - basic and diluted	$0.10	$(0.00)
The following number of potentially dilutive shares were excluded from the calculation of diluted income/(loss) per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended March 31,
	2024	2023
Restricted stock units	1,311,435	1,947,898
Performance and market-based stock units	1,941,518	2,420,096

NOTE 8 – INCOME TAXES
The Company's income tax (benefit)/expense for the three months ended March 31, 2024 and 2023 was $3.5 million and $0.0 million, and the effective tax rates was 36.4% and 151.9%. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of March 31, 2024 or December 31, 2023.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net income/(loss) excluding depreciation and amortization, net interest expense, income tax expense, restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, and equity-based compensation.
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
Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “AirSculpt,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations.
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience. At AirSculpt, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. We now deliver our AirSculpt® procedures through a growing nationwide footprint of 27 centers across 18 states, Canada, and the United Kingdom as of May 10, 2024.

For the three months ended March 31, 2024, we performed 3,746 cases and generated approximately $47.6 million of revenue, compared to 3,640 cases and $45.8 million in revenue for the three months ended March 31, 2023. This represents approximately 4% growth in revenue for the three months ended March 31, 2024 over the same period in prior year.
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
Total Case and Revenue Metrics

	Three Months Ended March 31,
	2024	2023
Cases	3,746	3,640
Case growth	2.9%	N/A
Revenue per case	$12,712	$12,586
Revenue per case growth	1.0%	N/A
Number of facilities	27	23
Number of total procedure rooms	57	49
Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended March 31, 2024 and 2023, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended March 31, 2024 and 2023, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended March 31, 2024 in which such facilities were owned and operated during the three months ended March 31, 2023. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Cases	3,268	3,640
Case growth	(10.2)%	N/A
Revenue per case	$12,637	$12,586
Revenue per case growth	0.4%	N/A
Number of facilities	23	23
Number of total procedure rooms	49	49
Our same-store revenue decline is primarily attributed to weaker than expected performance across the broader aesthetic and consumer retail industries, particularly related to customers that are more price sensitive.

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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax expense, restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, and equity-based compensation.
We define Adjusted Net Income as net income/(loss) excluding restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, equity-based compensation and the tax effect of these adjustments.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net income/(loss), the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income/(loss)	$6,029	$(14)
Plus
Equity-based compensation(1)	(6,781)	4,388
Restructuring and related severance costs	296	1,154
Depreciation and amortization	2,805	2,336
Loss/(gain) on disposal of long-lived assets	5	(184)
Interest expense, net	1,532	1,735
Income tax expense	3,451	41
Adjusted EBITDA	$7,337	$9,456
Adjusted EBITDA Margin	15.4%	20.6%
(1)    As of the three months ended March 31, 2024, this amount contains a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net income/(loss), the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income/(loss)	$6,029	$(14)
Plus
Equity-based compensation(1)	(6,781)	4,388
Restructuring and related severance costs	296	1,154
Loss/(gain) on disposal of long-lived assets	5	(184)
Tax effect of adjustments	2,331	(459)
Adjusted net income	$1,880	$4,885

Adjusted net income per share of common stock (2)
Basic	$0.03	$0.09
Diluted	$0.03	$0.09
Weighted average shares outstanding
Basic	57,422,058	56,443,370
Diluted	58,415,163	57,309,392
(1)    As of the three months ended March 31, 2024, this amount contains a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
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
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended March 31,
	2024		2023
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$47,620	100.0%	$45,813	100.0%
Operating expenses:
Cost of service	18,042	37.9%	18,017	39.3%
Selling, general and administrative(1)	15,756	33.1%	23,882	52.1%
Depreciation and amortization	2,805	5.9%	2,336	5.1%
Loss/(gain) on disposal of long-lived assets	5	—%	(184)	(0.4)%
Total operating expenses	36,608	76.9%	44,051	96.2%
Income/(loss) from operations	11,012	23.1%	1,762	3.8%
Interest expense, net	1,532	3.2%	1,735	3.8%
Pre-tax net income	9,480	19.9%	27	0.1%
Income tax expense	3,451	7.2%	41	0.1%
Net income/(loss)	$6,029	12.7%	$(14)	—%
(1) As of the three months ended March 31, 2024, this amount contains a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
Overview—Our financial results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflect the addition of four de novo centers which increased our procedure rooms by 8.
Revenue—Our revenue increased $1.8 million, or 3.9%, compared to the same period in 2023. The increase is the result of adding four de novo centers which expanded our footprint from 23 centers to 27 centers and our number of procedure rooms from 49 to 57 as of March 31, 2024.

Cost of Service—Our cost of services was in line with the prior period at $18.0 million for both the three months ended March 31, 2024 and 2023. Cost of service was 37.9% and 39.3% as a percentage of revenue for the three months ended March 31, 2024 and 2023, respectively.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $8.1 million, or 34.0%, for the three months ended March 31, 2024 compared to the same period in 2023. This decrease is related to a decrease in our equity-based compensation expense (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion) partially offset by additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect our marketing and corporate support costs to continue to increase as we open de novo centers and expand the support we provide to our centers. Selling, general and administrative expenses as a percent of revenue was at 33.1% and 52.1% for the three months ended March 31, 2024 and 2023, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $11.2 million and $8.6 million for the three months ended March 31, 2024 and 2023, respectively. Our customer acquisition costs were approximately $2,990 and $2,360 per customer in the three months ended March 31, 2024 and 2023, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers and further increase our brand awareness, which will also drive further same-center growth. As a result, we expect these costs to increase on an absolute dollar basis. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $4.5 million and $15.3 million for the three months ended March 31, 2024 and 2023, respectively. This decrease is related to a decrease in equity-based compensation expense (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion). We expect to continue to expand our corporate team to support the opening of new centers and growth at existing facilities.
Depreciation and Amortization—Depreciation and amortization increased to approximately $2.8 million for the three months ended March 31, 2024 compared to $2.3 million for the same period in 2023. This increase is the result of having four additional de novo centers during the three months ended March 31, 2024 as compared to the 2023 period.
Loss on disposal of long-lived assets—We recognized a $5.0 thousand loss related to the disposal of previous long-lived assets as a result of relocations to expand certain centers.
Interest Expense, net—Interest expense was $1.5 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The decrease is due to the voluntary prepayment of $10.0 million of the principal balance of the term loans under the Credit Agreement on September 29, 2023.
Income Tax Expense— Our effective tax rate is 36.4% and 151.9% for the three months ended March 31, 2024 and 2023, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
As of March 31, 2024, we had $11.0 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of March 31, 2024.

As of March 31, 2023, we had $10.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of March 31, 2023.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash Flows Provided By (Used For):
Operating activities	$3,365	$6,219
Investing activities	(1,562)	(3,815)
Financing activities	(1,096)	(737)
Net increase/(decrease) in cash and cash equivalents	707	1,667
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the three months ended March 31, 2024, our operating cash flow decreased by $2.9 million compared to the same period in 2023. The decrease is related to our increased investment in customer acquisition during the three months ended March 31, 2024 as compared to the prior year period. At March 31, 2024, we had working capital of $(6.8) million compared to $(4.4) million at December 31, 2023.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $1.6 million and $3.8 million, respectively. Investing activities during both periods were attributable to the expansion of multiple existing facilities and the preparation for the opening of de novo locations. The decrease in investing cash flows during the three months ended March 31, 2024 is due to the opening of the Orange County facility during the three months ended March 31, 2023 with no comparable facility openings in the current year period.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $1.1 million. During the three months ended March 31, 2024, we made principal payments on our debt of $0.5 million and made payments of taxes withheld through vested equity-based compensation of $0.4 million.
Net cash used in financing activities for the three months ended March 31, 2023 was $0.7 million. For the three months ended March 31, 2023, we paid cash dividends to shareholders of $0.2 million and made principal payments on our debt of $0.5 million.
Long-Term Debt
The carrying value of our total indebtedness was $71.2 million and $71.6 million, which includes unamortized deferred financing costs and issuance discount of $1.2 million and $1.2 million, as of March 31, 2024 and December 31, 2023, respectively.
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. The proceeds were used, in part, to pay off the Company’s $83.6 million outstanding principal balance under its previous credit facility. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of March 31, 2024, the interest rate was 7.83%.
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
Critical Accounting Policies and Estimates
A summary of significant accounting policies is disclosed in our Annual Report on Form 10-K dated February 27, 2024 filed with the SEC pursuant to Section 13 or 15d of the Exchange Act, as amended (the "Exchange Act") under the caption “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies and estimates or the application of those policies from our Annual Report on Form 10-K dated February 27, 2024.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.
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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 dated February 27, 2024 and filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2024, none of our directors or officers have adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

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
Date: May 10, 2024