Form 10-Q
period 2024-06-30
Airsculpt Technologies, Inc.
filed 2024-08-09
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 57,592,078 shares of common stock outstanding as of August 8, 2024.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,866	$10,262
Taxes receivable	3,448	1,941
Prepaid expenses and other current assets	8,380	3,758
Total current assets	21,694	15,961
Property and equipment, net	31,815	28,908
Other long-term assets	3,946	5,657
Right of use operating lease assets	26,952	25,413
Intangible assets, net	43,969	46,346
Goodwill	81,734	81,734
Total assets	$210,110	$204,019
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,562	$3,922
Accrued payroll and benefits	2,327	4,127
Current portion of long-term debt	3,188	2,125
Deferred revenue and patient deposits	942	1,463
Accrued and other current liabilities	8,453	3,303
Current operating lease liabilities	5,647	5,375
Total current liabilities	25,119	20,315
Long-term debt, net	67,540	69,503
Deferred tax liability, net	6,828	6,828
Long-term operating lease liabilities	24,084	22,665
Other long-term liabilities	1,525	716
Total liabilities	125,096	120,027
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 57,574,244 and 57,355,676, respectively	58	57
Additional paid-in capital	102,078	103,898
Accumulated other comprehensive loss	(394)	(412)
Accumulated deficit	(16,728)	(19,551)
Total stockholders' equity	85,014	83,992
Total liabilities and stockholders' equity	$210,110	$204,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except for shares and per share figures)	2024	2023	2024	2023
Revenue	$51,004	$55,703	$98,624	$101,516
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	18,827	19,952	36,869	37,969
Selling, general and administrative(1)	34,274	27,893	50,030	51,775
Depreciation and amortization	2,885	2,514	5,690	4,850
(Gain)/loss on disposal of long-lived assets	(1)	(18)	4	(202)
Total operating expenses	55,985	50,341	92,593	94,392
(Loss)/income from operations	(4,981)	5,362	6,031	7,124
Interest expense, net	1,515	1,891	3,047	3,626
Pre-tax net (loss)/income	(6,496)	3,471	2,984	3,498
Income tax (benefit)/expense	(3,290)	1,695	161	1,736
Net (loss)/income	$(3,206)	$1,776	$2,823	$1,762

Income per share of common stock
Basic	$(0.06)	$0.03	$0.05	$0.03
Diluted	$(0.06)	$0.03	$0.05	$0.03
Weighted average shares outstanding
Basic	57,557,178	56,753,498	57,489,466	56,599,291
Diluted	57,557,178	58,511,766	58,066,133	58,095,736
(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive (Loss)/Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($000s)	2024	2023	2024	2023
Net (loss)/income	$(3,206)	$1,776	$2,823	$1,762
Other comprehensive (loss)/income:
Change in foreign currency translation adjustment	(142)	(57)	18	(35)
Total other comprehensive (loss)/income	(142)	(57)	18	(35)
Comprehensive (loss)/income	$(3,348)	$1,719	$2,841	$1,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2022	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
Issuance of common stock through unit vesting	529,571	—	—	—	—	—
Dividends	—	—	66	—	—	66
Equity-based compensation	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	22	—	22
Balance at March 31, 2023	56,711,260	56	90,312	(54)	(15,086)	75,228
Issuance of common stock through unit vesting	73,708	1	—	—	—	1
Distributions	—	—	(79)	—	—	(79)
Equity-based compensation	—	—	4,603	—	—	4,603
Net income	—	—	—	—	1,776	1,776
Other comprehensive loss	—	—	—	(57)	—	(57)
Balance at June 30, 2023	56,784,968	$57	$94,836	$(111)	$(13,310)	$81,472

Balance at December 31, 2023	57,355,676	$57	$103,898	$(412)	$(19,551)	$83,992
Issuance of common stock through unit vesting	181,717	1	—	—	—	1
Dividends	—	—	479	—	—	479
Equity-based compensation	—	—	(6,781)	—	—	(6,781)
Payment of taxes withheld through vested equity-based compensation	—	—	(377)	—	—	(377)
Net income	—	—	—	—	6,029	6,029
Other comprehensive income	—	—	—	160	—	160
Balance at March 31, 2024	57,537,393	58	97,219	(252)	(13,522)	83,503
Issuance of common stock through unit vesting	36,851	—	—	—	—	—
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	4,873	—	—	4,873
Net loss	—	—	—	—	(3,206)	(3,206)
Other comprehensive loss	—	—	—	(142)	—	(142)
Balance at June 30, 2024	57,574,244	$58	$102,078	$(394)	$(16,728)	$85,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($000s)	2024	2023
Cash flows from operating activities
Net income	$2,823	$1,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,690	4,850
Equity-based compensation	(1,908)	8,991
Non-cash interest expense; amortization of debt costs	163	518
Loss/(gain) on disposal of long-lived assets	4	(202)
Changes in assets and liabilities
Taxes receivable	(1,507)	88
Prepaid expense and other current assets	(4,617)	1,052
Other assets	173	(3,967)
Accounts payable	(3)	(392)
Deferred revenue and patient deposits	(520)	1,912
Accrued and other liabilities	6,509	3,843
Net cash provided by operating activities	6,807	18,455
Cash flows from investing activities
Purchases of property and equipment, net	(5,580)	(5,976)
Net cash used in investing activities	(5,580)	(5,976)
Cash flows from financing activities
Payment on term loan	(1,063)	(1,063)
Distribution to member	—	(79)
Dividends paid to shareholders	(14)	(206)
Payment of taxes withheld through vested equity-based compensation	(391)	—
Other financing activity	(155)	32
Net cash used in financing activities	(1,623)	(1,316)
Net (decrease)/increase in cash and cash equivalents	(396)	11,163
Cash and cash equivalents
Beginning of period	10,262	9,616
End of period	$9,866	$20,779

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,947	$3,109
Cash paid for taxes	$1,752	$872

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$644	$724
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of June 30, 2024 and December 31, 2023 are included in deferred revenue and patient deposits. All of the deferred revenue and patient deposits as of December 31, 2023 were recognized in revenue during the six months ended June 30, 2024.
For the three months ended June 30, 2024 and 2023, revenue from international locations was $1.8 million and $1.4 million, respectively, and net loss from international operations was $0.2 million and $0.7 million, respectively. For the six months ended June 30, 2024 and 2023, revenue from international locations was $3.2 million and $2.5 million, respectively, and net loss from international operations was $0.8 million and $0.9 million, respectively.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. Total amortization of deferred financing costs was approximately $0.2 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and six months ended June 30, 2024 and 2023.

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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net (loss)/income for the three and six months ended June 30, 2024 and 2023 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net (loss)/income for the three and six months ended June 30, 2024 and 2023 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $11.0 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $19.4 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of June 30, 2024 or December 31, 2023. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately 50.6% and 48.8% for the three months ended June 30, 2024 and 2023, respectively, and approximately 5.4% and 49.6% for the six months ended June 30, 2024 and 2023, respectively, inclusive of all applicable U.S. federal and state income taxes.
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
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2024. There were no triggering events during the three and six months ended June 30, 2024 and 2023.
The Company had goodwill of $81.7 million at June 30, 2024 and December 31, 2023.
Intangible assets consisted of the following at June 30, 2024 and December 31, 2023 (in 000’s):

	June 30, 2024	December 31, 2023	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(20,546)	(18,759)
Accumulated amortization of tradenames and trademarks	(6,785)	(6,195)
Total intangible assets	$43,969	$46,346
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended June 30, 2024 and 2023 and $2.4 million for both of the six months ended June 30, 2024 and 2023.

NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2024 and December 31, 2023 property and equipment consists of the following (in 000’s):

	June 30, 2024	December 31, 2023
Medical equipment	$11,995	$11,576
Office and computer equipment	901	860
Furniture and fixtures	4,606	4,280
Leasehold improvements	27,277	21,982
Construction in progress	2,019	1,910
Less: Accumulated depreciation	(14,983)	(11,700)
Property and equipment, net	$31,815	$28,908
Depreciation expense was approximately $1.7 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $3.3 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.
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
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of June 30, 2024, the interest rate was 7.83%.
Total borrowings as of June 30, 2024 and December 31, 2023 were as follows (in 000’s):

	June 30, 2024	December 31, 2023
Term loan	$71,813	$72,875
Unamortized debt discounts and issuance costs	(1,085)	(1,247)
Total debt, net	70,728	71,628
Less: Current portion	(3,188)	(2,125)
Long-term debt, net	$67,540	$69,503
As of June 30, 2024 and December 31, 2023, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of June 30, 2024 is as follows (in 000’s):

Year ending December 31,
2024 (excluding the six months ended June 30, 2024)	$1,063
2025	4,250
2026	6,375
2027	60,125
Total maturities	$71,813

All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of June 30, 2024 and December 31, 2023.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended June 30, 2024 and 2023, the Company incurred rent expense of $1.6 million and $1.4 million, respectively, for its medical office suites. For the six months ended June 30, 2024 and 2023, the Company incurred rent expense of $3.1 million and $2.9 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $91,000 and $91,000 for the three months ended June 30, 2024 and 2023, respectively, and $182,000 and $182,000 for the six months ended June 30, 2024 and 2023, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the six months ended June 30, 2024 and 2023 (in 000’s):

	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,126	$2,544
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,360	$8,991
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2024 (excluding the six months ended June 30, 2024)	$3,443
2025	7,179
2026	7,049
2027	6,469
2028	5,589
Thereafter	14,621
Total lease payments	44,350
Less: imputed interest	(14,619)
Total lease obligations	$29,731
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and six months ended June 30, 2024, the Company granted 104,348 and 515,804 restricted stock units ("RSUs"), respectively, to executive officers and employees under the 2021 Equity Incentive Plan. During the three and six months ended June 30, 2023, the Company granted 158,306 and 767,261 RSUs, respectively. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three and six months ended June 30, 2024, the Company granted — and 407,688 performance based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and six months ended June 30, 2023, the Company granted 89,258 and 674,876 PSUs, respectively, which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
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
The Company recognized equity-based compensation expense of $4.9 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively, and $(1.9) million and $9.0 million for the six months ended June 30, 2024 and 2023, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $14.0 thousand and $206.0 thousand for the six months ended June 30, 2024 and 2023, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net (loss)/income by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net (loss)/income by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss)/income per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss)/income	$(3,206)	$1,776	$2,823	$1,762
Denominator:
Weighted average shares of common stock outstanding - basic	57,557,178	56,753,498	57,489,466	56,599,291
Add: Effect of dilutive securities	—	1,758,268	576,667	1,496,445
Weighted average shares of common stock outstanding - diluted	57,557,178	58,511,766	58,066,133	58,095,736
Income per share of common stock outstanding - basic and diluted	$(0.06)	$0.03	$0.05	$0.03
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	1,544,923	738,437	1,341,790	791,716
Performance and market-based stock units	2,680,748	1,971,274	2,201,151	2,033,737
NOTE 8 – INCOME TAXES
The Company's income tax (benefit)/expense for the three months ended June 30, 2024 and 2023 was $(3.3) million and $1.7 million, respectively, and the income tax (benefit)/expense for the six months ended June 30, 2024 and 2023 was $0.2 million and $1.7 million, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 was 50.6% and 48.8%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 5.4% and 49.6%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of June 30, 2024 or December 31, 2023.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest (benefit)/expense, income tax expense, restructuring and related severance costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.
NOTE 11 – SUBSEQUENT EVENTS
On July 16, 2024, the Company entered into a settlement agreement to resolve litigation with the estate of a former patient (the “Plaintiff”) in which the patient passed away a few days after undergoing a procedure at one of the Company’s facilities. Under the terms of the settlement, the Company agreed to pay $2.0 million. The settlement amount has been fully accrued and is reflected in the financial statements under accrued and other current liabilities as of June 30, 2024. This settlement is fully within the limits of the Company’s insurance coverage and thus would have no effect on net income in the three or six months ended June 30, 2024. The Company has accrued a separate receivable for insurance proceeds of $2.0 million, included in the prepaid expenses and other current assets on the balance sheet as of June 30, 2024. The

Company does not expect any further financial obligations related to this matter. The settlement resolved all claims against the Company, and the litigation has been dismissed.
On August 8, 2024, Todd Magazine stepped down from his role as Chief Executive Officer of AirSculpt Technologies, Inc., effective as of August 8, 2024.
On August 8, 2024, Mr. Magazine entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Company, which provides for the severance benefits specified in Section 7.2 of his employment agreement with the Company (previously attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 6, 2023). In addition, in consideration for the provision by Mr. Magazine of consulting services to the Company through December 31, 2024, and for his acknowledgement that the Employee Covenants Agreement between him and the Company, dated as of January 30, 2023, remains binding on him through the Consulting Term (as defined in the Transition Services Agreement), a total of 75,000 restricted stock units of the Company previously granted to Mr. Magazine, which are unvested and would otherwise be forfeited, will remain outstanding and will vest on January 1, 2025.
In connection with stepping down from his role as Chief Executive Officer of the Company, Mr. Magazine resigned from his position as a member of the board of directors of the Company (the “Board”), effective as of August 8, 2024.
On August 8, 2024, the Board appointed Dennis Dean, the Company’s Chief Financial Officer, as the Interim Chief Executive Officer of the Company, effective as of August 8, 2024.
In his capacity as Interim Chief Executive Officer of the Company, Mr. Dean will succeed to Mr. Magazine as the principal executive officer of the Company, while maintaining his position as the principal financial officer.
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
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat and tightens skin in a minimally invasive procedure, producing dramatic results. We opened a new center in Kansas City, KS in July 2024. We deliver our AirSculpt® procedures through a growing nationwide footprint of 28 centers across 19 states, Canada and the United Kingdom as of August 9, 2024.
For the three and six months ended June 30, 2024, we performed 3,949 and 7,695 cases, respectively, compared to 4,186 and 7,826 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, we generated approximately $51.0 million and $98.6 million of revenue, respectively, compared to $55.7 million and $101.5 million for the three and six months ended June 30, 2023, respectively. This represents approximately 8% decline in revenue for the three months ended June 30, 2024 over the same period in prior year and approximately 3% decline in revenue for the six months ended June 30, 2024 over the same period in prior year.

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
Total Case and Revenue Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cases	3,949	4,186	7,695	7,826
Case growth	(5.7)%	N/A	(1.7)%	N/A
Revenue per case	$12,916	$13,307	$12,817	$12,972
Revenue per case growth	(2.9)%	N/A	(1.2)%	N/A
Number of facilities	27	25	27	25
Number of total procedure rooms	57	53	57	53
Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended June 30, 2024 and 2023, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended June 30, 2024 and 2023, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended June 30, 2024 in which such facilities were owned and operated during the three months ended June 30, 2023. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of June 30, 2023.
For the six months ended June 30, 2024 and 2023, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the six months ended June 30, 2024 and 2023, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the six months ended June 30, 2024 in which such facilities were owned and operated during the six months ended June 30, 2023.We define same-center facilities and procedure rooms based on if a facility was owned or operated as of June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cases	3,598	4,186	6,866	7,826
Case growth	(14.0)%	N/A	(12.3)%	N/A
Revenue per case	$12,836	$13,307	$12,741	$12,972
Revenue per case growth	(3.5)%	N/A	(1.8)%	N/A
Number of facilities	25	25	25	25
Number of total procedure rooms	53	53	53	53
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
We define Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, (gain)/loss on disposal of long-lived assets, and equity-based compensation.
We define Adjusted Net Income as net (loss)/income excluding restructuring and related severance costs, (gain)/loss on disposal of long-lived assets, equity-based compensation and the tax effect of these adjustments.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net (loss)/income	$(3,206)	$1,776	$2,823	$1,762
Plus
Equity-based compensation(1)	4,873	4,603	(1,908)	8,991
Restructuring and related severance costs	4,092	2,151	4,388	3,305
Depreciation and amortization	2,885	2,514	5,690	4,850
(Gain)/loss on disposal of long-lived assets	(1)	(18)	4	(202)
Interest expense, net	1,515	1,891	3,047	3,626
Income tax (benefit)/expense	(3,290)	1,695	161	1,736
Adjusted EBITDA	$6,868	$14,612	$14,205	$24,068
Adjusted EBITDA Margin	13.5%	26.2%	14.4%	23.7%
(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

For the three months ended June 30, 2024 and 2023, pre-opening de novo and relocation costs were $0.1 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, pre-opening de novo and relocation costs were $0.2 million and $0.9 million, respectively.

The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net (loss)/income	$(3,206)	$1,776	$2,823	$1,762
Plus
Equity-based compensation(1)	4,873	4,603	(1,908)	4,850
Restructuring and related severance costs	4,092	2,151	4,388	3,305
(Gain)/loss on disposal of long-lived assets	(1)	(18)	4	(202)
Tax effect of adjustments	(618)	(869)	1,713	(1,328)
Adjusted net income	$5,140	$7,643	$7,020	$8,387

Adjusted net income per share of common stock (2)
Basic	$0.09	$0.13	$0.12	$0.15
Diluted	$0.09	$0.13	$0.12	$0.14
Weighted average shares outstanding
Basic	57,557,178	56,753,498	57,489,466	56,599,291
Diluted	57,990,621	58,511,766	58,066,133	58,095,736
(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
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
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended June 30,
	2024		2023
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$51,004	100.0%	$55,703	100.0%
Operating expenses:
Cost of service	18,827	36.9%	19,952	35.8%
Selling, general and administrative(1)	34,274	67.2%	27,893	50.1%
Depreciation and amortization	2,885	5.7%	2,514	4.5%
Gain on disposal of long-lived assets	(1)	—%	(18)	—%
Total operating expenses	55,985	109.8%	50,341	90.4%
(Loss)/income from operations	(4,981)	(9.8)%	5,362	9.6%
Interest expense, net	1,515	3.0%	1,891	3.4%
Pre-tax net (loss)/income	(6,496)	(12.7)%	3,471	6.2%
Income tax (benefit)/expense	(3,290)	(6.5)%	1,695	3.0%
Net (loss)/income	$(3,206)	(6.3)%	$1,776	3.2%
(1) During the first quarter of fiscal year, 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
Overview—Our financial results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 reflect the addition of two de novo centers which increased our procedure rooms by four.
Revenue—Our revenue decreased $4.7 million, or 8.4%, compared to the same period in 2023. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.

Cost of Service—Our cost of services decreased $1.1 million, or 5.6%, compared to the same period in 2023. The percentage decrease in cost of service is consistent with the decrease in cases over the same period. Cost of service was 36.9% and 35.8% as a percentage of revenue for the three months ended June 30, 2024 and 2023, respectively.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $6.4 million, or 22.9%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase is related to the additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect our marketing and corporate support costs to continue to increase on an absolute dollar basis as we open de novo centers. Additionally, we incurred $3.7 million in severance costs in the three months ended June 30, 2024. Selling, general and administrative expenses as a percent of revenue was at 67.2% and 50.1% for the three months ended June 30, 2024 and 2023, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $13.1 million and $9.4 million for the three months ended June 30, 2024 and 2023, respectively. Our customer acquisition costs were approximately $3,325 and $2,250 per customer in the three months ended June 30, 2024 and 2023, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $21.1 million and $18.5 million for the three months ended June 30, 2024 and 2023, respectively. This increase is related to the $3.7 million in severance costs incurred in the three months ended June 30, 2024.
Depreciation and Amortization—Depreciation and amortization increased to approximately $2.9 million for the three months ended June 30, 2024 compared to $2.5 million for the same period in 2023. This increase is the result of having two additional de novo centers during the three months ended June 30, 2024 as compared to the 2023 period.
Interest Expense, net—Interest expense was $1.5 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease is due to the voluntary prepayment of $10.0 million of the principal balance of the term loans under the Credit Agreement on September 29, 2023.
Income Tax Expense— Our effective tax rate is 50.6% and 48.8% for the three months ended June 30, 2024 and 2023, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Six Months Ended June 30,
	2024		2023
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$98,624	100.0%	$101,516	100.0%
Operating expenses:
Cost of service	36,869	37.4%	37,969	37.4%
Selling, general and administrative	50,030	50.7%	51,775	51.0%
Loss on debt modification	—	—%	—	—%
Depreciation and amortization	5,690	5.8%	4,850	4.8%
Loss/(gain) on disposal of long-lived assets	4	—%	(202)	(0.2)%
Total operating expenses	92,593	93.9%	94,392	93.0%
Income from operations	6,031	6.1%	7,124	7.0%
Interest expense, net	3,047	3.1%	3,626	3.6%
Pre-tax net income	2,984	3.0%	3,498	3.4%
Income tax (benefit)/expense	161	0.2%	1,736	1.7%
Net income	$2,823	2.9%	$1,762	1.7%
Overview— Our financial results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflect the addition of two de novo centers which increased procedure rooms by four.
Revenue—Our revenue decreased $2.9 million, or 2.8%, compared to the same period in 2023. The decrease is primarily attributed to weaker than expected performance across the broader aesthetic and high-end retail industries.
Cost of Service—Our cost of service decreased $1.1 million, or 2.9%, compared to the six months ended June 30, 2023. This decrease is consistent with the (2.8%) decrease in revenue over the same period.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $1.7 million, or 3.4%, for the six months ended June 30, 2024 compared to the same period in 2023. This decrease is related to a decrease in our equity-based compensation expense (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion) partially offset by additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect our marketing and corporate support costs to continue to increase on an absolute dollar basis as we open de novo centers. Selling, general and administrative expenses as a percent of revenue were 50.7% and 51.0% for the six months ended June 30, 2024 and 2023, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $24.3 million and $18.0 million for the six months ended June 30, 2024 and 2023, respectively. Our customer acquisition costs were approximately $3,165 and $2,300 per customer in the six months ended June 30, 2024 and 2023, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $25.7 million and $33.8 million for the six months ended June 30, 2024 and 2023, respectively. This reduction is due to a decrease in equity-based compensation (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion).

Depreciation and Amortization—Depreciation and amortization increased to approximately $5.7 million for the six months ended June 30, 2024 compared to $4.9 million for the same period in 2023. This increase is the result of having two additional de novo centers during the six months ended June 30, 2024 as compared to the 2023 period.
Interest Expense, net—Interest expense decreased to $3.0 million from $3.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease is due to the lower principal balance resulting from the Company's voluntary $10 million prepayment made in 2023.
Income Tax Expense— Our effective tax rate is 5.4% and 49.6% for the six months ended June 30, 2024 and 2023, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
Certain trends in our business, including declining revenues and increased advertising costs, could make it difficult for us to meet certain financial covenants—particularly relating to leverage ratios—contained in the Credit Agreement (as defined below). Although we are in compliance with these covenants as of June 30, 2024, and expect to remain in compliance going forward, if trends in revenue continue to deteriorate, we believe that at some point in next twelve months we may be at risk of violating certain financial covenants. If we were to violate these covenants and were unable to obtain waivers of such violations or otherwise arrange for modified financial covenants with our lender syndicate, our business and results of operations could be materially and adversely affected. We will continue to monitor our compliance with all of our financial covenants and, if we feel that we are likely to violate any such covenant, we will seek to obtain the necessary relief.
As of June 30, 2024, we had $9.9 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of June 30, 2024.
As of June 30, 2023, we had $10.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of June 30, 2023.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Cash Flows Provided By (Used For):
Operating activities	$6,807	$18,455
Investing activities	(5,580)	(5,976)
Financing activities	(1,623)	(1,316)
Net (decrease)/increase in cash and cash equivalents	(396)	11,163
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the six months ended June 30, 2024, our operating cash flow decreased by $11.6 million compared to the same period in 2023. The decrease is primarily attributed to weaker than expected revenue performance and an increase in our marketing investments during the six months ended June 30, 2024 as compared to the prior year period. At June 30, 2024, we had working capital of $(3.4) million compared to $(4.4) million at December 31, 2023.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $5.6 million and $6.0 million, respectively. Investing activities during both periods were attributable to the relocation of multiple existing facilities and the preparation for the opening of de novo locations.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2024 was $1.6 million. During the six months ended June 30, 2024, we made principal payments on our debt of $1.1 million and made payments of taxes withheld through vested equity-based compensation of $0.4 million.
Net cash used in financing activities for the six months ended June 30, 2023 was $1.3 million. For the six months ended June 30, 2023, we paid cash dividends to shareholders of $0.2 million and made principal payments on our debt of $1.1 million.
Long-Term Debt
The carrying value of our total indebtedness was $70.7 million and $71.6 million, which includes unamortized deferred financing costs and issuance discount of $1.1 million and $1.2 million, as of June 30, 2024 and December 31, 2023, respectively.
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
Under the Credit Agreement, all outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.0% or 2.0% for base rate or SOFR, respectively. As of June 30, 2024, the interest rate was 7.83%.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2024.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2024, none of our directors or officers have adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

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
Date: August 9, 2024