Form 10-Q
period 2024-09-30
Airsculpt Technologies, Inc.
filed 2024-11-08
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 57,882,284 shares of common stock outstanding as of November 7, 2024.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,972	$10,262
Taxes receivable	2,772	1,941
Prepaid expenses and other current assets	4,148	3,758
Total current assets	12,892	15,961
Property and equipment, net	36,279	28,908
Other long-term assets	6,319	5,657
Right of use operating lease assets	28,240	25,413
Intangible assets, net	42,781	46,346
Goodwill	81,734	81,734
Total assets	$208,245	$204,019
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,792	$3,922
Accrued payroll and benefits	2,488	4,127
Current portion of long-term debt	3,719	2,125
Deferred revenue and patient deposits	2,343	1,463
Accrued and other current liabilities	3,898	3,303
Current operating lease liabilities	6,107	5,375
Total current liabilities	25,347	20,315
Long-term debt, net	66,423	69,503
Deferred tax liability, net	6,828	6,828
Long-term operating lease liabilities	25,943	22,665
Other long-term liabilities	1,167	716
Total liabilities	125,708	120,027
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 57,809,121 and 57,355,676, respectively	58	57
Additional paid-in capital	105,435	103,898
Accumulated other comprehensive loss	(188)	(412)
Accumulated deficit	(22,768)	(19,551)
Total stockholders' equity	82,537	83,992
Total liabilities and stockholders' equity	$208,245	$204,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except for shares and per share figures)	2024	2023	2024	2023
Revenue	$42,548	$46,793	$141,172	$148,309
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	17,766	18,175	54,635	56,144
Selling, general and administrative(1)	25,495	25,030	75,525	76,805
Depreciation and amortization	3,003	2,629	8,693	7,479
Loss/(gain) on disposal of long-lived assets	—	4	4	(198)
Total operating expenses	46,264	45,838	138,857	140,230
(Loss)/income from operations	(3,716)	955	2,315	8,079
Interest expense, net	1,591	1,836	4,638	5,462
Pre-tax net (loss)/income	(5,307)	(881)	(2,323)	2,617
Income tax expense	733	786	894	2,522
Net (loss)/income	$(6,040)	$(1,667)	$(3,217)	$95

(Loss)/income per share of common stock
Basic	$(0.10)	$(0.03)	$(0.06)	$0.00
Diluted	$(0.10)	$(0.03)	$(0.06)	$0.00
Weighted average shares outstanding
Basic	57,650,923	56,785,087	57,543,678	56,661,903
Diluted	57,650,923	56,785,087	57,543,678	58,329,685
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
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($000s)	2024	2023	2024	2023
Net (loss)/income	$(6,040)	$(1,667)	$(3,217)	$95
Other comprehensive income/(loss):
Change in foreign currency translation adjustment	206	(106)	224	(141)
Total other comprehensive income/(loss):	206	(106)	224	(141)
Comprehensive loss	$(5,834)	$(1,773)	$(2,993)	$(46)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2022	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
Issuance of common stock through unit vesting	529,571	—	—	—	—	—
Dividends	—	—	66	—	—	66
Equity-based compensation	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	22	—	22
Balance at March 31, 2023	56,711,260	56	90,312	(54)	(15,086)	75,228
Issuance of common stock through unit vesting	73,708	1	—	—	—	1
Distributions	—	—	(79)	—	—	(79)
Equity-based compensation	—	—	4,603	—	—	4,603
Net income	—	—	—	—	1,776	1,776
Other comprehensive loss	—	—	—	(57)	—	(57)
Balance at June 30, 2023	56,784,968	57	94,836	(111)	(13,310)	81,472
Issuance of common stock through unit vesting	119	—	—	—	—	—
Equity-based compensation	—	—	4,492	—	—	4,492
Net loss	—	—	—	—	(1,667)	(1,667)
Other comprehensive loss	—	—	—	(106)	—	(106)
Balance at September 30, 2023	56,785,087	$57	$99,328	$(217)	$(14,977)	$84,191

Balance at December 31, 2023	57,355,676	$57	$103,898	$(412)	$(19,551)	$83,992
Issuance of common stock through unit vesting	181,717	1	—	—	—	1
Dividends	—	—	479	—	—	479
Equity-based compensation	—	—	(6,781)	—	—	(6,781)
Payment of taxes withheld through vested equity-based compensation	—	—	(377)	—	—	(377)
Net income	—	—	—	—	6,029	6,029
Other comprehensive income	—	—	—	160	—	160
Balance at March 31, 2024	57,537,393	58	97,219	(252)	(13,522)	83,503
Issuance of common stock through unit vesting	36,851	—	—	—	—	—
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	4,873	—	—	4,873
Net loss	—	—	—	—	(3,206)	(3,206)
Other comprehensive loss	—	—	—	(142)	—	(142)
Balance at June 30, 2024	57,574,244	58	102,078	(394)	(16,728)	85,014
Issuance of common stock through unit vesting	234,877	—	—	—	—	—
Equity-based compensation	—	—	3,430	—	—	3,430
Payment of taxes withheld through vested equity-based compensation	—	—	(73)	—	—	(73)
Net loss	—	—	—	—	(6,040)	(6,040)
Other comprehensive income	—	—	—	206	—	206
Balance at September 30, 2024	57,809,121	$58	$105,435	$(188)	$(22,768)	$82,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($000s)	2024	2023
Cash flows from operating activities
Net (loss)/income	$(3,217)	$95
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	8,693	7,479
Equity-based compensation	1,522	13,483
Non-cash interest expense; amortization of debt costs	244	776
Loss/(gain) on disposal of long-lived assets	4	(198)
Changes in assets and liabilities
Taxes receivable	(831)	(1,536)
Prepaid expense and other current assets	(384)	978
Other assets	(3,489)	(2,425)
Accounts payable	845	(807)
Deferred revenue and patient deposits	881	(796)
Accrued and other liabilities	4,369	2,041
Net cash provided by operating activities	8,637	19,090
Cash flows from investing activities
Purchases of property and equipment, net	(10,479)	(8,092)
Net cash used in investing activities	(10,479)	(8,092)
Cash flows from financing activities
Payment on term loan	(1,594)	(11,594)
Payments for debt modification	(136)	—
Distribution to member	—	(79)
Dividends paid to shareholders	(14)	(206)
Payment of taxes withheld through vested equity-based compensation	(464)	—
Other financing activity	(240)	(75)
Net cash used in financing activities	(2,448)	(11,954)
Net decrease in cash and cash equivalents	(4,290)	(956)
Cash and cash equivalents
Beginning of period	10,262	9,616
End of period	$5,972	$8,660

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,478	$4,791
Cash paid for taxes	$1,808	$4,325

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$2,025	$525
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
Interim Financial Statement Presentation
In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2024, and the results of its operations and its cash flows for the periods presented.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of September 30, 2024 and December 31, 2023 are included in deferred revenue and patient deposits. All of the deferred revenue and patient deposits as of December 31, 2023 were recognized in revenue during the nine months ended September 30, 2024.
For the three months ended September 30, 2024 and 2023, revenue from international locations was $1.5 million and $1.4 million, respectively, and net loss from international operations was $0.8 million and $2.6 million, respectively. For the nine months ended September 30, 2024 and 2023, revenue from international locations was $4.7 million and $3.9 million, respectively, and net loss from international operations was $1.6 million and $3.5 million, respectively.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Total amortization of deferred financing costs was approximately $0.2 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and nine months ended September 30, 2024 and 2023.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net (loss)/income for the three and nine months ended September 30, 2024 and 2023 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net (loss)/income for the three and nine months ended September 30, 2024 and 2023 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $6.9 million and $6.5 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $26.3 million and $19.5 million for the nine months ended September 30, 2024 and 2023, respectively.
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

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of September 30, 2024 or December 31, 2023. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately (13.8)% and (89.2)% for the three months ended September 30, 2024 and 2023, respectively, and approximately (38.5)% and 96.4% for the nine months ended September 30, 2024 and 2023, respectively, inclusive of all applicable U.S. federal and state income taxes.
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
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2024. There were no triggering events during the three and nine months ended September 30, 2024 and 2023.
The Company had goodwill of $81.7 million at September 30, 2024 and December 31, 2023.
Intangible assets consisted of the following at September 30, 2024 and December 31, 2023 (in 000’s):

	September 30, 2024	December 31, 2023	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(21,439)	(18,759)
Accumulated amortization of tradenames and trademarks	(7,080)	(6,195)
Total intangible assets	$42,781	$46,346
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended September 30, 2024 and 2023 and $3.6 million for both of the nine months ended September 30, 2024 and 2023.

NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2024 and December 31, 2023 property and equipment consists of the following (in 000’s):

	September 30, 2024	December 31, 2023
Medical equipment	$13,219	$11,576
Office and computer equipment	921	860
Furniture and fixtures	4,951	4,280
Leasehold improvements	31,536	21,982
Construction in progress	2,254	1,910
Less: Accumulated depreciation	(16,602)	(11,700)
Property and equipment, net	$36,279	$28,908
Depreciation expense was approximately $1.8 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $5.1 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin is 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. As of September 30, 2024, the interest rate was 7.85%.
Total borrowings as of September 30, 2024 and December 31, 2023 were as follows (in 000’s):

	September 30, 2024	December 31, 2023
Term loan	$71,281	$72,875
Unamortized debt discounts and issuance costs	(1,139)	(1,247)
Total debt, net	70,142	71,628
Less: Current portion	(3,719)	(2,125)
Long-term debt, net	$66,423	$69,503
As of September 30, 2024 and December 31, 2023, the Company had $5.0 million available on the revolving credit facility.

The scheduled future maturities of long-term debt as of September 30, 2024 is as follows (in 000’s):

Year ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$531
2025	4,250
2026	6,375
2027	60,125
Total maturities	$71,281
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of September 30, 2024 and December 31, 2023.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended September 30, 2024 and 2023, the Company incurred rent expense of $1.8 million and $1.5 million, respectively, for its medical office suites. For the nine months ended September 30, 2024 and 2023, the Company incurred rent expense of $5.0 million and $4.4 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $91,000 and $91,000 for the three months ended September 30, 2024 and 2023, respectively, and $273,000 and $273,000 for the nine months ended September 30, 2024 and 2023, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the nine months ended September 30, 2024 and 2023 (in 000’s):

	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,907	$3,852
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,035	$8,991

Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$1,777
2025	7,445
2026	7,335
2027	6,763
2028	5,946
Thereafter	16,715
Total lease payments	45,981
Less: imputed interest	(13,931)
Total lease obligations	$32,050
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and nine months ended September 30, 2024, the Company granted 0 and 515,804 restricted stock units ("RSUs"), respectively, to executive officers and employees under the 2021 Equity Incentive Plan. During the three and nine months ended September 30, 2023, the Company granted 0 and 767,261 RSUs, respectively. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three and nine months ended September 30, 2024, the Company granted 0 and 407,688 performance-based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and nine months ended September 30, 2023, the Company granted 0 and 674,876 PSUs, respectively, which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
In connection with the IPO, on November 4, 2021 the Company previously granted PSUs with performance-based vesting conditions to certain employees. The performance-based conditions include PSUs that can vest upon achieving specified stock price performance targets, and the remaining PSUs can vest upon achieving a revenue performance target in any trailing twelve-month period up to December 31, 2024 (the "Revenue Target"). During the three months ended March 31, 2024, the Company reassessed the probability of achieving the Revenue Target and determined such achievement is improbable based on current facts and circumstances. As a result, the Company recorded a $10.4 million cumulative reversal of stock compensation expense related to the unvested PSUs attributable to the Revenue Target in the three months ended March 31, 2024.
The Company recognized equity-based compensation expense of $3.4 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $13.5 million for the nine months ended September 30, 2024 and 2023, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $14,000 and $206,000 for the nine months ended September 30, 2024 and 2023, respectively.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss)/income per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss)/income	$(6,040)	$(1,667)	$(3,217)	$95
Denominator:
Weighted average shares of common stock outstanding - basic	57,650,923	56,785,087	57,543,678	56,661,903
Add: Effect of dilutive securities	—	—	—	1,667,782
Weighted average shares of common stock outstanding - diluted	57,650,923	56,785,087	57,543,678	58,329,685
(Loss)/income per share of common stock outstanding - basic and diluted	$(0.10)	$(0.03)	$(0.06)	$0.00
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	1,304,512	661,723	1,304,512	777,849
Performance and market-based stock units	2,185,599	1,697,842	2,185,599	1,830,505
NOTE 8 – INCOME TAXES
The Company's income tax expense for the three months ended September 30, 2024 and 2023 was $0.7 million and $0.8 million, respectively, and the income tax expense for the nine months ended September 30, 2024 and 2023 was $0.9 million and $2.5 million, respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 was (13.8)% and (89.2)%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was (38.5)% and 96.4%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of September 30, 2024 or December 31, 2023.
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
In the third quarter of 2024, a potential litigation matter outside of the Company's normal course of business became probable and estimable of settlement. As the loss related to this claim was probable and estimable the Company accrued $0.9 million in other current liabilities as of September 30, 2024.
NOTE 10 – SEGMENT INFORMATION
The Company has one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit and Adjusted EBITDA. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest expense, income tax expense, restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, settlement costs for non-recurring litigation, and equity-based compensation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K dated February 27, 2024 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements.
Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “AirSculpt,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the Professional Associations.
Overview
AirSculpt is an experienced, fast-growing national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat and tightens skin in a minimally invasive procedure, producing dramatic results. We opened new centers in Kansas City, KS in July 2024, Columbus, OH in August 2024, Deerfield, IL and Birmingham, MI in September 2024. We deliver our AirSculpt® procedures through a growing nationwide footprint of 31 centers across 20 states, Canada and the United Kingdom as of November 8, 2024.
For the three and nine months ended September 30, 2024, we performed 3,277 and 10,972 cases, respectively, compared to 3,426 and 11,252 for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, we generated approximately $42.5 million and $141.2 million of revenue, respectively, compared to $46.8 million and $148.3 million for the three and nine months ended September 30, 2023, respectively. This represents approximately 9% decline in revenue for the three months ended September 30, 2024 over the same period in prior year and approximately 5% decline in revenue for the nine months ended September 30, 2024 over the same period in prior year.

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
Total Case and Revenue Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cases	3,277	3,426	10,972	11,252
Case growth	(4.3)%	N/A	(2.5)%	N/A
Revenue per case	$12,984	$13,658	$12,867	$13,181
Revenue per case growth	(4.9)%	N/A	(2.4)%	N/A
Number of facilities	31	27	31	27
Number of total procedure rooms	65	57	65	57
Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended September 30, 2024 and 2023, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended September 30, 2024 and 2023, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended September 30, 2024 in which such facilities were owned and operated during the three months ended September 30, 2023. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of September 30, 2023.
For the nine months ended September 30, 2024 and 2023, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the nine months ended September 30, 2024 and 2023, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the nine months ended September 30, 2024 in which such facilities were owned and operated during the nine months ended September 30, 2023.We define same-center facilities and procedure rooms based on if a facility was owned or operated as of September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cases	3,147	3,426	10,013	11,252
Case growth	(8.1)%	N/A	(11.0)%	N/A
Revenue per case	$12,949	$13,658	$12,805	$13,181
Revenue per case growth	(5.2)%	N/A	(2.9)%	N/A
Number of facilities	27	27	27	27
Number of total procedure rooms	57	57	57	57
Our same-store revenue decline is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.
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
We define Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest expense, income tax expense, restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, settlement costs for non-recurring litigation, and equity-based compensation.
We define Adjusted Net Income as net (loss)/income excluding restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, settlement costs for non-recurring litigation, equity-based compensation and the tax effect of these adjustments.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net (loss)/income	$(6,040)	$(1,667)	$(3,217)	$95
Plus
Equity-based compensation(1)	3,430	4,492	1,522	13,483
Restructuring and related severance costs	1,099	995	5,487	4,300
Depreciation and amortization	3,003	2,629	8,693	7,479
Loss/(gain) on disposal of long-lived assets	—	4	4	(198)
Litigation settlements(2)	850	—	850	—
Interest expense, net	1,591	1,836	4,638	5,462
Income tax expense	733	786	894	2,522
Adjusted EBITDA	$4,666	$9,075	$18,871	$33,143
Adjusted EBITDA Margin	11.0%	19.4%	13.4%	22.3%
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
(2)    This amount relates to settlement costs for non-recurring litigation of $0.9 million for the three and nine months ended September 30, 2024. This amount is accrued in "Accrued and other current liabilities" as of September 30, 2024. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
For the three months ended September 30, 2024 and 2023, pre-opening de novo and relocation costs were $0.7 million and $0.5 million, respectively. For the nine months ended September 30, 2024 and 2023, pre-opening de novo and relocation costs were $0.8 million and $3.3 million, respectively.
The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net (loss)/income	$(6,040)	$(1,667)	$(3,217)	$95
Plus
Equity-based compensation(1)	3,430	4,492	1,522	13,483
Restructuring and related severance costs	1,099	995	5,487	4,300
Loss/(gain) on disposal of long-lived assets	—	4	4	(198)
Litigation settlements(2)	850	—	850	—
Tax effect of adjustments	(717)	(751)	996	(2,079)
Adjusted net (loss)/income	$(1,378)	$3,073	$5,642	$15,601

Adjusted net (loss)/income per share of common stock (3)
Basic	$(0.02)	$0.05	$0.10	$0.28
Diluted	$(0.02)	$0.05	$0.10	$0.27
Weighted average shares outstanding
Basic	57,650,923	56,785,087	57,543,678	56,661,903
Diluted	57,650,923	58,954,829	58,289,022	58,329,685

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
(2)    This amount relates to settlement costs for non-recurring litigation of $0.9 million for the three and nine months ended September 30, 2024. This amount is accrued in "Accrued and other current liabilities" as of September 30, 2024. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
(3)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended September 30,
	2024		2023
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$42,548	100.0%	$46,793	100.0%
Operating expenses:
Cost of service	17,766	41.8%	18,175	38.8%
Selling, general and administrative(1)	25,495	59.9%	25,030	53.5%
Depreciation and amortization	3,003	7.1%	2,629	5.6%
Gain on disposal of long-lived assets	—	—%	4	—%
Total operating expenses	46,264	108.7%	45,838	98.0%
(Loss)/income from operations	(3,716)	(8.7)%	955	2.0%
Interest expense, net	1,591	3.7%	1,836	3.9%
Pre-tax net loss	(5,307)	(12.5)%	(881)	(1.9)%
Income tax benefit	733	1.7%	786	1.7%
Net loss	$(6,040)	(14.2)%	$(1,667)	(3.6)%
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
Overview—Our financial results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 reflect the addition of four de novo centers which increased our procedure rooms by eight.
Revenue—Our revenue decreased $4.2 million, or 9.1%, compared to the same period in 2023. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.
Cost of Service—Our cost of services decreased $0.4 million, or 2.3%, compared to the same period in 2023. The percentage decrease in cost of service is driven by the decrease in cases over the same period and offset by increases in nursing and medical supply expenses during the period. Cost of service was 41.8% and 38.8% as a percentage of revenue for the three months ended September 30, 2024 and 2023, respectively. This is primarily due to opening four de novo facilities in the quarter which caused a temporary 1% increase in cost of service as a percentage of revenue over the prior period as these facilities ramp up. The remaining increase was due to the decline in revenue and not being able to leverage certain fixed costs within cost of service like rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $0.5 million, or 1.9%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase is related to the additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect our marketing and corporate support costs to continue to increase on an absolute dollar basis as we open de novo centers. Selling, general and administrative expenses as a percent of revenue was at 59.9% and 53.5% for the three months ended September 30, 2024 and 2023, respectively. This increase is primarily driven by the decline in revenue and not being able to leverage certain fixed costs within selling, general and administrative costs.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $9.6 million and $9.4 million for the three months ended September 30, 2024 and 2023, respectively. Our customer acquisition costs were approximately $2,900 and $2,750 per customer in the three months ended September 30, 2024 and 2023, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $15.9 million and $15.6 million for the three months ended September 30, 2024 and 2023, respectively.
Depreciation and Amortization—Depreciation and amortization increased to approximately $3.0 million for the three months ended September 30, 2024 compared to $2.6 million for the same period in 2023. This increase is the result of having four additional de novo centers during the three months ended September 30, 2024 as compared to the 2023 period.
Interest Expense, net—Interest expense was $1.6 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease is due to the voluntary prepayment of $10.0 million of the principal balance of the term loans under the Credit Agreement on September 29, 2023.
Income Tax Expense— Our effective tax rate is (13.8)% and (89.2)% for the three months ended September 30, 2024 and 2023, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Nine Months Ended September 30,
	2024		2023
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$141,172	100.0%	$148,309	100.0%
Operating expenses:
Cost of service	54,635	38.7%	56,144	37.9%
Selling, general and administrative	75,525	53.5%	76,805	51.8%
Depreciation and amortization	8,693	6.2%	7,479	5.0%
Loss/(gain) on disposal of long-lived assets	4	—%	(198)	(0.1)%
Total operating expenses	138,857	98.4%	140,230	94.6%
Income from operations	2,315	1.6%	8,079	5.4%
Interest expense, net	4,638	3.3%	5,462	3.7%
Pre-tax net (loss)/income	(2,323)	(1.6)%	2,617	1.8%
Income tax expense	894	0.6%	2,522	1.7%
Net (loss)/income	$(3,217)	(2.3)%	$95	0.1%
Overview— Our financial results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 reflect the addition of four de novo centers which increased procedure rooms by eight.
Revenue—Our revenue decreased $7.1 million, or 4.8%, compared to the same period in 2023. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.
Cost of Service—Our cost of service decreased $1.5 million, or 2.7%, compared to the nine months ended September 30, 2023. The percentage decrease in cost of service is driven by the decrease in cases over the same period and partially offset by increases in nursing and rent related to our new facility openings during the period. Cost of service was 38.7% and 37.9% as a percentage of revenue for the nine months ended September 30, 2024 and 2023, respectively. This is primarily due to the decline in revenue and not being able to leverage certain fixed costs within cost of service like rent and certain nursing costs.

Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $1.3 million, or 1.7%, for the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is related to a decrease in our equity-based compensation expense (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion) partially offset by additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect our marketing and corporate support costs to continue to increase on an absolute dollar basis as we open de novo centers. Selling, general and administrative expenses as a percent of revenue were 53.5% and 51.8% for the nine months ended September 30, 2024 and 2023, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $34.0 million and $27.4 million for the nine months ended September 30, 2024 and 2023, respectively. Our customer acquisition costs were approximately $3,095 and $2,400 per customer in the nine months ended September 30, 2024 and 2023, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $41.5 million and $49.4 million for the nine months ended September 30, 2024 and 2023, respectively. This reduction is due to a decrease in equity-based compensation (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion).
Depreciation and Amortization—Depreciation and amortization increased to approximately $8.7 million for the nine months ended September 30, 2024 compared to $7.5 million for the same period in 2023. This increase is the result of having four additional de novo centers during the nine months ended September 30, 2024 as compared to the 2023 period.
Interest Expense, net—Interest expense decreased to $4.6 million from $5.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is due to the lower principal balance resulting from the Company's voluntary $10 million prepayment made in 2023.
Income Tax Expense— Our effective tax rate is (38.5)% and 96.4% for the nine months ended September 30, 2024 and 2023, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
As of September 30, 2024, we had $6.0 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of September 30, 2024.
As of September 30, 2023, we had $10.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of September 30, 2023.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in 000s)	2024	2023
Cash Flows Provided By (Used For):
Operating activities	$8,637	$19,090
Investing activities	(10,479)	(8,092)
Financing activities	(2,448)	(11,954)
Net decrease in cash and cash equivalents	(4,290)	(956)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the nine months ended September 30, 2024, our operating cash flow decreased by $10.5 million compared to the same period in 2023. The decrease is primarily attributed to weaker than expected revenue performance and an increase in our marketing investments during the nine months ended September 30, 2024 as compared to the prior year period. At September 30, 2024, we had working capital of $(12.5) million compared to $(4.4) million at December 31, 2023.
Investing Activities
Investing activities during both periods were attributable to the preparation for the opening of de novo locations and the relocation of multiple existing facilities. Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $10.5 million and $8.1 million, respectively.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2024 was $2.4 million. During the nine months ended September 30, 2024, we made principal payments on our debt of $1.6 million and made payments of taxes withheld through vested equity-based compensation of $0.5 million.
Net cash used in financing activities for the nine months ended September 30, 2023 was $12.0 million. For the nine months ended September 30, 2023, we paid cash dividends to shareholders of $0.2 million and made principal payments on our debt of $11.6 million.
Long-Term Debt
The carrying value of our total indebtedness was $70.1 million and $71.6 million, which includes unamortized deferred financing costs and issuance discount of $1.1 million and $1.2 million, as of September 30, 2024 and December 31, 2023, respectively.
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
On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin is 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. As of September 30, 2024, the interest rate was 7.85%.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2024.
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
In the third quarter of 2024, a potential litigation matter outside of the Company's normal course of business became probable and estimable of settlement. As the loss related to this claim was probable and estimable the Company accrued $0.9 million in other current liabilities as of September 30, 2024.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, none of our directors or officers have adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Stockholders Agreement by and between the Company, VSCP EBS Aggregator, LP, Dr. Aaron Rollins, and JCBI II LLC, dated November 2, 2021, as amended on July 30, 2024
10.2	Transition Services Agreement between the Company and Todd Magazine, dated August 8, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No.: 001-40973), filed with the Securities and Exchange Commission on August 9, 2024 )
10.3	Second Amendment to Credit Agreement, dated September 13, 2024 (incorporated by reference to
Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No.: 001-40973), filed with the
Securities and Exchange Commission on September 13, 2024 )
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Dennis Dean
Interim Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Financial Officer)

By:	/s/ Philip Bodie
Philip Bodie
Chief Accounting Officer
(Principal Accounting Officer)
Date: November 8, 2024