Form 10-K
period 2024-12-31
Airsculpt Technologies, Inc.
filed 2025-03-14
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $52.7 million.
The registrant had 58,574,516 shares of common stock outstanding as of March 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
Our future results could be affected by a variety of other factors, including, but not limited to, failure to stabilize same-store performance; not being able to optimize our marketing investment, go-to market strategy and sales process; not having the ability to expand our financing options for consumers; being unsuccessful in further product innovations; failure to operate centers in a cost-effective manner; increased competition in the weight loss and obesity solutions market, including as a result of the recent regulatory approval, increased market acceptance, availability and customer awareness of weight-loss drugs; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in the laws governing the corporate practice of medicine or fee-splitting; changes in the regulatory, macroeconomic conditions, including inflation and the threat of recession, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from natural disasters, war, pandemic, terrorist acts or political unrest.

We discuss many of these risks and uncertainties in the section titled “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in other filings we make from time to time with the U.S. Securities and Exchange Commission. There also may be other risks and uncertainties that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date they were made, which are inherently subject to change, and we are under no duty and we assume no obligation to update any of the forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in the forward-looking statements, after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations, except as required by law. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.
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
We believe our treatment results and elite patient experience have positioned AirSculpt as a preferred body contouring brand. We performed 14,036 body contouring procedures in 2024. Our proprietary and patented AirSculpt® method is minimally invasive because it requires no needle, no scalpel, no stitches and no general anesthesia to achieve transformational change that appears both natural and smooth. Our patients are guided by surgeons, nurses and patient care consultants through every step of the experience.
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
Further, the Company introduced AirSculpt® + and AirSculpt® Smooth in fiscal year 2022. AirSculpt® + permanently removes fat and tightens the skin with unparalleled precision and finesse. Patients first target any area containing excess fat with AirSculpt®, then have that same area treated with a technology that instantly tightens skin and improves laxity. This advanced, minimally invasive treatment combines helium gas and radiofrequency energy to create a plasma specially equipped to correct sagging skin and restore a youthful, natural appearance. AirSculpt® Smooth delivers effective and long-lasting cellulite reduction with one single treatment. AirSculpt® Smooth uses an advanced cellulite removal tool, which is FDA-cleared to target cellulite on the buttocks and thighs. Results appear almost instantly, and because AirSculpt® Smooth is heat-free, it can be used on any skin type.
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
We deliver our body contouring procedures through a growing, nationwide footprint of 32 centers across 20 U.S. states, Canada, and the United Kingdom as of March 14, 2025. Our centers, located in metropolitan and suburban areas, offer a premium patient experience and luxurious, spa-like atmosphere. Due to restrictions on the corporate practice of medicine in many states, the professional associations (each, a “Professional Association,” and collectively, the “Professional Associations”) owned by the surgeons that operate our centers are responsible for all clinical aspects of the medical operations that take place in each of our centers, including contracting with the surgeons who perform procedures on patients at our centers.
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
Under the stewardship of our founder and Executive Chairman of our board of directors, Dr. Aaron Rollins, our Lead Independent Director, Adam Feinstein, and the other management team members, we have built a culture focused on achieving the best results for our patients. For the year ended December 31, 2024, we generated $180.4 million of revenue compared to $195.9 million for the year ended December 31, 2023, which represents a decline of approximately 7.9%.
Given the recent decline in revenue, our focus will be stabilizing revenue growth through optimizing our marketing investment, improving our go-to-market and sales strategies, expanding consumer financing offerings and focusing on new product innovation. In January 2025, the Company hired a new Chief Executive Officer, Yogi Jashnani, with over 20 years of experience in the aesthetics, retail and finance industries and significant experience in driving revenue growth through strategic initiatives. We believe that Mr. Jashnani's industry knowledge, as well as his leadership experience, will provide value in driving initiatives forward to return to revenue growth. We are focusing our marketing spend on techniques that have proven successful for us in the past using a returns-based approach and are also testing new areas such as online video, and other social marketing channels under the direction of our new Chief Digital Officer. The Company has also hired a new Chief Sales Officer dedicated to strengthening our consultative sales model with enhanced training, improving our sales processes, and providing a greater focus on lead conversion. We believe that there is an opportunity to introduce new services, particularly in the area of skin tightening, that would allow us to expand our customer reach and generate incremental revenues. Finally, we have implemented a cost reduction program that is estimated to eliminate approximately $3 million in annual overhead costs and contracted expenses.
Our Market Opportunity
We operate within the large and growing market for body fat reduction procedures. Our market includes both surgical procedures, such as liposuction and abdominoplasty procedures, as well as non-surgical procedures, such as cryolipolysis, ultrasound, laser lipolysis and other non-surgical body fat reduction procedures. Based on a study completed by an independent third-party consultant contracted by the Company in July 2023, the addressable market that the Company operates in, including liposuction, body sculpting, fat transfer fillers and skin tightening procedures, was estimated to be $11 billion in 2022 and expected to grow at a 9% compound annual growth rate through 2027.

The increased market acceptance, availability and customer awareness of weight-loss drugs has changed the market for body fat reduction procedures. The increasing use of weight loss drugs may lead to increased demand for body contouring and skin tightening procedures. It is difficult to predict the long-term outlook of the market for weight-loss drugs, including their long-term efficacy and potential drawbacks. As a result, we cannot be certain of the impact these wight-loss drugs will have on the market for body fat reduction procedures.

Our Growth Drivers
The market for surgical aesthetic procedures is growing, fueled by trends including:
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
•Increased use of GLP-1 Weight Loss Drugs: increasing use of weight loss drugs may lead to increased demand for body contouring and skin tightening procedures.
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
Beneficial Treatment Results and Premium Patient Experience, Underpinned by Proprietary AirSculpt® Method
We believe that our AirSculpt® procedures offer beneficial results and a premium patient experience. Our AirSculpt® procedures are differentiated by our patented technology, broad and innovative procedures, elite patient experience, and highly skilled surgeons.
•AirSculpt® Method: Our patented and precision-engineered method, AirSculpt®, permanently removes fat and tightens skin while sculpting targeted areas of the body through minimally invasive body contouring procedures. Unlike traditional liposuction which uses cannulae in a scraping motion, AirSculpt® drives a cannula 1,000 times per minute in a corkscrew motion to remove fat cells while tightening skin simultaneously. It requires no needle, no scalpel, no stitches and no general anesthesia to create dramatically natural, smooth results. AirSculpt® is minimally invasive, providing transformative results, all delivered in one session while the patient is awake.
As of December 31, 2024, our patent portfolio is comprised of two issued U.S. utility patents, one pending U.S. utility patent application, and one International (PCT) patent application, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties, and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and our pending applications relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures.
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
•Premium Patient Experience: We offer our patients a premium consumer experience. From the initial consultation to the day of procedure, our patients are guided by knowledgeable patient care consultants. Our centers are located near high end retail environments, such as Rodeo Drive in Beverly Hills and Fifth Avenue in

New York. The centers are designed and furnished with furniture from a high-end retailer with the patient experience in mind, offering a comfortable and calming environment ahead of and after the procedure. We offer our patients the choice of virtual consults prior to their procedures.
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
National and International Footprint Fueled by Attractive Unit Economics
We have a growing national footprint consisting of 32 centers across 20 U.S. states, Canada, and the United Kingdom as of March 14, 2025. Our centers are located primarily in metropolitan cities near retail shops that our patients frequent and popular areas. On average, our centers contain two procedure rooms with the capacity to perform up to 36 surgeries a week, in addition to additional consultation offices for prospective patients. Our accreditation as an office-based practice under the Joint Commission demonstrates our commitment to safety and quality. In 2024, we generated revenue per case of $12,849 on average. We require 100% private pay upfront and face no reimbursement risk.
Our centers generate highly attractive unit-level economics and require only a modest investment to open. Our centers typically achieve profitability within approximately three months, providing AirSculpt with a highly attractive and near-immediate return on invested capital. We believe our focus on returning to same-store revenue growth though optimizing marketing investments, enhancing sales strategies, expanding consumer financing options and adding new product lines will enhance the unit level economics over the levels we saw in 2024.
Scaled Platform and Consistent Demand Drives Capital Efficient Growth and Free Cash Flow
Our operating model is highly scalable and enables capital efficient growth. For the year ended December 31, 2024, we generated approximately $180 million of revenue compared to approximately $196 million for the year ended December 31, 2023, which represents an approximately 7.9% decline. We have a capital efficient business that requires minimal maintenance capital expenditures and working capital to support our operations.
Experienced Founder-Led Management Team to Support Growth
We are led by an experienced team united by our vision to redefine body contouring and a belief in our long-term growth potential. Our founder and Executive Chairman of our board of directors, Dr. Aaron Rollins, is a celebrity cosmetic surgeon that is recognized as a leader in body sculpting and has been featured across digital, print and TV. Dr. Rollins has been a licensed cosmetic surgeon since 2004. In addition, our Lead Independent Director, Adam Feinstein, who founded Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”), has 25 years of experience working with many of the leading healthcare services companies, including service as a member of public and private healthcare company board of directors. Our Chief Financial Officer, Dennis Dean, who has over 20 years of experience in the healthcare industry, including at Envision Healthcare and Surgery Partners, joined the team in 2021 prior to our IPO.

Further, AirSculpt's founder and former Chief Executive Officer, Dr. Aaron Rollins, serves as Executive Chairman of the board of directors. Dr. Rollins is primarily focused on leading the Company’s overall vision and providing strategic guidance. In addition, Yogi Jashnani became Chief Executive Officer in January 2025. Mr. Jashnani served as the Chief Revenue Officer of Sky Zone, Inc. from November 2023 to January 2025 (and as a consultant in the same role from April 2023 to November 2023), and as Chief Commercial Officer of Ideal Image Development Corp., from December 2019 to March 2023. We have built a strong and experienced team across our marketing and operations functions that is highly scalable and capable of supporting future growth.
Our Growth Strategies
We intend to deliver long-term growth in revenue and profitability by executing on the following strategies:
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
•Continue to Drive Sales Growth of Our Centers: We employ the following strategies to increase our procedures performed and drive higher revenue per procedure in existing centers:
◦Increase speed and efficiency of patient onboarding to increase utilization and reduce patient waiting times: We have and will continue to execute initiatives that increase the speed through which patients convert from initial consultation to procedure. These initiatives include responding more efficiently to patient inquiries and utilizing virtual consultations that enable our patients to speak with surgeons and qualified patient care representatives in the convenience of their own home or office, making it easier and quicker to schedule a procedure and reduce overall waiting time.
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
◦Optimizing Marketing Investment: As part of our long-term growth strategy, we are focused on optimizing our marketing investment to enhance efficiency, improve return on investment, and drive sustainable revenue growth. By leveraging data-driven insights, we aim to allocate marketing resources more effectively across channels, ensuring that each dollar spent contributes to measurable business outcomes.
◦Expanding Financing Offerings: We are focused on expanding consumer financing options to enhance affordability, increase customer accessibility, and drive sales growth. By offering flexible payment solutions, we aim to attract a broader customer base, improve conversion rates, and strengthen customer loyalty.
We employ the following strategies to drive brand awareness:
•Developing digital content, including a “before and after” photo gallery and AirSculpt® TV: We have collected a catalog of over 250,000 “before and after” photos, showcasing our treatment outcomes. Our AirSculpt® TV program, featured on our AirSculpt Instagram page and website, provides a never-before seen transparency in our space. We will continue to develop high quality digital content that highlights the transformative power of our minimally invasive procedures.
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

While we are not likely to open new centers in the near term due to initiatives to improve liquidity, we do believe opening new centers in North America remains a part of our long-term growth strategy. We employ the following strategies to expand our footprint:
•Expand Footprint by Opening New Centers in the United States: We believe our track record of successfully opening new AirSculpt centers consistently generating strong unit-level economics validates our strategy across the United States. In order to ensure our new centers are profitable, we follow the same business plan for each new center. A new center is generally profitable within the first few months of opening, supported by our 100% upfront private pay policy. We have strong conviction in our ability to continuously improve our unit economics as we open additional centers in the United States. With our patient care consultants and surgeons performing virtual consultations ahead of store openings, we are able to pre-book procedures and can begin performing surgeries on a center’s opening day, accelerating the ramp up of those centers.
•Disciplined Approach to Choosing Potential Markets: Management uses a disciplined approach to choose potential markets, opening centers at minimal cost located near premium retail shops that our patients frequent. We believe there is a significant North American growth opportunity of over 200 potential locations in the U.S. and Canada and will continue to opportunistically evaluate new center openings.

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
Center Format and Selection
Our centers are approximately 3,000 to 5,000 square feet each and are typically open six days per week, with select centers open seven days per week, from 9 am to 5 pm. Certain centers may operate outside of typical hours to accommodate client schedules. Most existing locations have two procedure rooms. Our centers are typically staffed by three surgeons, who are independent contractors, nurses, office managers, sales consultants, sales assistants and front desk concierges/administrative assistants.
Our target markets include affluent metropolitan and suburban areas and we conduct in-person site visits to proposed center locations. While we are not likely to open new centers in the near term due to initiatives to improve liquidity, we do believe opening new North American centers remains a part of our long-term growth strategy. We use a disciplined approach when opening de novo centers and conduct extensive diligence of potential markets through social research, economic analysis of each market and conduct in-person site visits to proposed center locations.
Our Marketing and Sales Efforts and Third-Party Financing
Our marketing efforts are driven by an in-house team of professionals that focus on digital and other platforms. In addition to monitoring and managing our social media presence, our team is focused on search engine optimization on our digital platform. For the year ended December 31, 2024, our total advertising costs were $33.4 million, split approximately 90% digital advertising and 10% other advertising platforms.

Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Our total selling expenses for 2024 were approximately $43.9 million, or approximately 24.4% of revenue. Our customer acquisition costs were approximately $3,130 per customer in 2024.
As part of our long-term growth strategy, we are focused on optimizing our marketing investment to enhance efficiency, improve return on investment, and drive sustainable revenue growth. By leveraging data-driven insights, we aim to allocate marketing resources more effectively across channels, ensuring that each dollar spent contributes to measurable business outcomes.

Our sales assistants respond to inquiries from prospective patients and schedule virtual or in-person consultations. We offer our patients the choice of a pre-procedure virtual consult. Rather than making an in-office appointment, our patients are able to speak with our surgeons and qualified patient care consultants in the convenience of their own home or office typically within 24-72 hours. We encourage a strong relationship between our patients and surgeons, from initial consultation, through procedure, to after treatment. Nearly all of our patient-facing consultants are former patients and can speak to their personal AirSculpt experiences. Based on these efforts, together with discussions with our surgeons, our patients elect to move forward and schedule a procedure date. Many patients, satisfied with results and experience, return to AirSculpt to receive further AirSculpt® treatments on additional body parts.
Our consultants provide patients pricing information the day of their consult and, if requested by the patient, assist patients with securing third-party financing from entities such as CareCredit, PatientFi and Alphaeon, among others, enabling consumers to more quickly schedule their procedures. We do not face any risk in default of payment under that financing arrangement, which is solely between the patient and third-party financing vendor. In 2024, approximately 52% of our cases involved the patient securing third-party financing. We are focused on expanding consumer financing options to enhance affordability, increase customer accessibility, and drive sales growth. By offering flexible payment solutions, we aim to attract a broader customer base, improve conversion rates, and strengthen customer loyalty.
Our Intellectual Property
As of December 31, 2024, our patent portfolio is comprised of two issued U.S. utility patents, one pending U.S. utility patent application, and one International (PCT) patent application, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and our pending applications relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. We expect our issued patents to expire in 2033 or later.
AirSculpt®, AirSculpt+®, AirSculpting®, AirSculpt Plus®, Elite Body Sculpture®, RevisionSculpt®, AirSculpt Lift™, No Needle, No Scalpel, No Stitches®, If You Can Pinch It, We Can Take It®, Power BBL®, Tiny Tuck®, 48 Hour Six Pack®, Cure for the Hip Dip®, Hip Flip®, CankCure®, Stubborn Fat, It’s All We Do®, The 48 Hour Difference™, and our logo are U.S. registered trademarks or trademarks for which registration is pending in the United States. We have also registered AirSculpt® and certain other trademarks outside of the United States.
We seek to protect our intellectual property by filing patent applications in the United States and internationally related to our procedures that are important to our business. We rely on a combination of confidentiality, non-disclosure and assignment of invention agreements with our employees, surgeons, consultants, contractors and other partners and collaborators. We further rely on copyright, trademark and trade secret laws to protect our brands, proprietary technologies, know-how, data, and copyrighted content (including our library of before and after photographs).
Competition
We believe that our brand recognition and minimally invasive procedures with results meeting or exceeding our customer expectations distinguish us in the growing market for body contouring.
While we believe we are transforming and growing the body contouring market, our primary competition includes individual and small practice group providers of traditional liposuction, which we believe require a longer patient recovery time than AirSculpt® and some national providers of other minimally-invasive techniques, which we believe are less effective than AirSculpt®. Additionally, university and hospital systems, medical spas and centers and beauty and rejuvenation centers include body contouring services in their offerings. While we primarily operate in the body contouring market, we also compete with companies that offer non-surgical methods of fat reduction, including weight-loss drugs, and other non-invasive weight loss and obesity solutions. Because of the high growth potential of the market for weight loss and obesity solutions, existing and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.

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
Governmental Regulation
Our business and the healthcare industry generally are highly regulated. A number of states, including states in which we operate, such as California, Massachusetts, and New York have passed recent legislation that are materially increasing the scrutiny of investors investing in for-profit health care providers, which could ultimately impact our existing structure. While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment or changes in interpretation of existing laws and regulations. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Physicians, surgeons and licensed professionals who provide professional medical services to patients must hold a valid license to practice medicine or otherwise be certified or qualified to provide the licensed professional service in the state in which the patient is located. Failure to comply with these laws and regulations could result in licensure actions against the professionals, rendered services being found to be non-reimbursable, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties. Our centers are operated as physician office-based practices, which generally rely on the licenses of the surgeons performing medical services through the affiliated Professional Associations at our locations, as well as other permits and licenses including CLIA certifications, medical waste permits, and local operating permits. Some states also require the applicable Professional Association to hold its own clinic license or permit. Through the affiliated Professional Associations, we voluntarily seek accreditation from The Joint Commission for all of our centers in the United States. The Joint Commission is a not-for-profit with over 70 years of experience in health care accreditation. Accreditation and certification for each of our centers requires an on-site evaluation of the quality and safety of patient care. A leading nationally-recognized accreditation, for an office-based practice, demonstrates our commitment to safety and quality. Our ability to operate profitably will depend in part upon our centers, the affiliated Professional Associations and their surgeons obtaining and maintaining all necessary licenses and other approvals and operating in compliance with applicable healthcare regulations. Failure to do so could have a material adverse effect on our business.
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
Employees
As of December 31, 2024, we employed approximately 389 full-time employees and approximately 33 part-time employees. We also had contracts with approximately 97 surgeons. While each center varies depending on its size, case volume and case types, we employ an average of approximately 10 full-time equivalent employees at our centers.
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
Our website address is www.airsculpt.com and our investor relations website is located at https://investors.airsculpt.com. The information posted on our website is not incorporated into this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

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
Risks Related to Our Business
•Our operating results could be adversely affected if we are unable to successfully implement certain cost savings initiatives and revenue growth strategies.
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
•Our variable rate debt exposes us to risks associated with rising interest rates, which could adversely affect our cash flows.
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

Risks Related to Our Business
Our operating results could be adversely affected if we are unable to successfully implement certain cost savings initiatives and revenue growth strategies.
In response to the decline in revenue we experienced during the 2024 fiscal year, we are in the process of implementing certain cost-savings initiatives and revenue growth strategies, which are discussed in further detail under the captions “Our Company,” “National and International Footprint Fueled by Attractive Unit Economics,” “Our Growth Strategies,” and “Our Marketing and Sales Efforts and Third-Party Financing” included in Item 1 of this Annual Report on Form 10-K. We may not realize in full or in part, or within the time periods expected, the anticipated savings or benefits from one or more of the various strategies and cost-savings initiatives undertaken as part of these efforts. We also may not realize the increase in sales we expect in connection with these strategies. Our ability to improve operating results depends upon a significant number of factors, some of which are beyond our control. Other events and circumstances, such as financial and strategic difficulties and delays, unexpected costs, the impact of non-surgical methods of fat reduction, including weight-loss drugs, on the demand for our procedures, or inflationary pressures, may occur which could result in not realizing targets or in offsetting the financial benefits of reaching those targets. We may also experience a decline in revenue in the short-term, as part of the implementation of our cost-savings initiatives and revenue growth strategies, with the goal of progressing toward positive revenue and profit growth in the long-term. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives or to implement our growth strategies could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
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
We began operations in 2012. We have a limited history of generating revenue. As a result, our historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth, including during the global pandemic, that we do not expect to continue as the business, and the body contouring market, mature. Estimates of future revenue trends are subject to many risks and uncertainties and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including market acceptance of our procedures, attracting new patients, hiring surgeons and responding to increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks.
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
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage and capitalize on our scale effectively, our brand, company culture, and financial performance may suffer.
We have expanded rapidly and have limited operating experience at our current size. To effectively manage and capitalize on our scale, we must focus on innovation and upgrade our management information systems and other processes. Future growth could strain our existing resources and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing surgeons and other staff in our centers through the Professional Associations. Failure to scale and preserve our high-performance, client-focused culture could delay or prevent future success. If we do not adapt to meet these evolving challenges or if our management team does not effectively scale, we may experience erosion to our brand and our company culture may be harmed.
While we do not expect to open new centers in the next year, our long-term growth strategy contemplates expanding our footprint opportunistically by opening new centers. Many of our centers are relatively new and we cannot assure you that these centers or that future centers will generate revenue comparable with those generated by our more mature locations, especially as we move to new geographic markets. Further, many of our centers are leased pursuant to multi-year leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. Opportunistically expanding our footprint will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these investments will result in corresponding and offsetting revenue growth.
Our opportunistic expansions, if and when they occur, could place increased demands on our existing operational, managerial, and administrative resources. These increased demands could strain our resources and cause us to operate our business less effectively, which in turn could cause the performance of our new and existing centers to suffer. Opening new centers could result in inadvertent oversaturation, temporarily or permanently divert customers from our existing centers to new centers and reduce comparable centers revenue, thus adversely affecting our overall financial performance. In addition, oversaturation or the risk of oversaturation could reduce or adversely affect the number or location of centers we plan to open, and could thereby materially and adversely affect our long-term growth plans overall or in particular markets.
Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model long-term future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the body contouring market, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our long-term future growth effectively and profitably could have an adverse effect on our business, financial condition, and operating results.
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
If we fail to operate new centers in a cost-effective manner, our financial performance could be materially and adversely affected.
Our long-term growth strategy depends, in large part, on growing and operating our new centers, including five opened in 2024, both in existing and new geographic regions, particularly in densely populated and affluent metropolitan and suburban regions.
Our ability to successfully operate new centers depends on many factors, including, among others, our ability to:
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
•achieve and maintain brand awareness in new markets; and
•identify and satisfy the needs and preferences of our patients.
Our failure to effectively address challenges such as these could adversely affect our ability to successfully operate new centers in a cost-effective manner.
In addition, there can be no assurance that newly-opened centers will achieve net sales or profitability levels comparable to those of our existing centers in the time periods estimated by us, or at all. If our centers fail to achieve, or are unable to sustain, profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those centers.
Accordingly, we cannot assure you that we will achieve our planned growth or, even if we are able to grow our centers as planned, that our new centers will perform as expected. Our failure to implement our growth strategy and to successfully operate new centers at the costs estimated by us could have a material adverse effect on our business, financial condition and results of operations.

If we cannot maintain our high-performance and client-focused culture as we grow, we could lose the innovation and passion that we believe contribute to our success and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our high-performance, client-focused culture. We will need to maintain our high-performance, client-focused culture among a larger number of surgeons and other employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit surgeons and other personnel on behalf of our affiliated Professional Associations and to effectively focus on and pursue our corporate objectives.
To successfully continue to grow in markets outside of North America, we must address many issues with which we have limited experience.
Continued international operation is subject to a number of risks, including:
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
The body contouring market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Demand for the AirSculpt® procedure could be limited by the products and technologies offered by our competitors. In the United States, we compete against companies that have developed non-invasive and other minimally-invasive procedures for body contouring, companies that have developed invasive surgical procedures for fat reduction and companies that offer non-surgical methods of fat reduction, including weight-loss drugs, and other weight loss solutions. Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face even greater competition in these markets than in the United States. Further, our patent protection of AirSculpt® is limited to the United States, and therefore we may face increased competition from competitors using procedures similar to the AirSculpt® procedure in other countries.
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

We have significant exposure to the weight loss and obesity solutions market, which is highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, and other factors relating to the weight loss industry. Because of the market opportunity and the high growth potential of the market for weight loss and obesity solutions, existing and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products. For example, in 2023, certain drugs initially approved for use in diabetes patients gained market acceptance for use in weight loss treatment following FDA approvals for weight loss indications.

As of the date of this report, it is difficult to predict the long-term market impact of weight-loss drugs, including their long-term efficacy as weight loss drugs and potential drawbacks. As a result, we cannot be certain that our procedures will continue to be competitive with current or future technologies and medical advances in the weight loss and obesity solutions market.

Our success depends on our ability to enhance our current procedures and technologies, and develop and market new procedures, to keep pace with technological developments and evolving industry standards, while responding to changes in patient expectations. If our competitors are able to develop and market solutions that are safer, more effective, easier to use or more readily adopted by patients and healthcare providers, our commercial opportunities may be reduced or eliminated. Competing in the body contouring market and the spread of non-surgical weight loss and obesity solutions could result in price-cutting, reduced profit margins, and reduced market share, any of which would harm our business, financial condition, and results of operations.

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
As of December 31, 2024, we employed approximately 389 full-time employees and approximately 33 part-time employees. Many of our personnel are licensed to perform cosmetic services, including medical treatments, and hold licenses as physicians and nurses. Our success depends, in part, on our continuing ability to identify, hire, develop and retain highly qualified personnel, including surgeons and nurses, through our affiliated Professional Associations. The demand for medical professionals increased significantly during the COVID-19 pandemic and in the following years. Further, even before the COVID-19 pandemic, the demand for medical professionals had been increasing as more consumers began gravitating to health and wellness treatments, such as medspa and cosmetic services. As a result, we have increased, and may continue to increase, the salaries and bonuses for both potential and existing personnel. Additionally, many of the jurisdictions in which we operate our centers have their own licensing or similar requirements applicable to our personnel, and the onboarding and training process for each of our employees and our independent contractors can take several months. If we cannot identify, hire, develop and retain adequate staff for our centers through our affiliated Professional Associations, we will not be able to open new centers on a timely basis or adequately staff existing centers.
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
The handpieces that our surgeons use for AirSculpt® procedures are currently manufactured by Euromi. We do not have qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond Euromi’s capabilities could harm our ability to perform AirSculpt® procedures until new sources of supply are identified and qualified. Our reliance on a single supplier of handpieces subjects us to a number of risks that could harm our business, including:
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
We have contracts with surgeons in many states. Some of our services contracts include provisions preventing these surgeons from competing with us. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from entering into non-compete agreements with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants against surgeons. Therefore, there can be no assurance that our non-compete agreements related to employed or otherwise contracted surgeons will be enforceable if challenged in certain states. In such event, we would be unable to prevent formerly employed or otherwise contracted surgeons from competing with us, potentially resulting in the loss of some of our business.
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
We, the Professional Associations and their surgeons maintain liability insurance in amounts that we believe are customary for the industry and appropriate in light of the risks attendant to our business. As of the date of this Annual Report on Form 10-K, our affiliated Professional Associations maintain professional and general liability insurance that provides coverage on a claims-made basis in a range of $0.5 million to $2.0 million per occurrence with a retention of $50,000 per occurrence and a range of $1.0 million to $4.0 million in annual aggregate coverage. We also maintain business interruption insurance and property damage insurance, as well as an additional umbrella insurance policy in the aggregate of $6.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. In addition, surgeons who provide professional services in our centers are required to maintain separate malpractice coverage with similar minimum coverage limits. We also maintain a directors’ and officers’ insurance policy, which insures our directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers.
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
The results of our operations may be materially affected by conditions in the capital and credit markets and the economy generally. We appeal to a wide demographic customer profile for cosmetic services. Uncertainty in the economy could adversely impact customer purchases of discretionary services, including cosmetic services. Factors that could affect customers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates, overall inflation, tax rates, the availability of consumer credit, consumer confidence in future economic conditions and risks, or the public perception of risks related to public health crises, including epidemics or pandemics such as the COVID-19 pandemic or other catastrophic events. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales.
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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states and jurisdictions in which we have centers. As of the date of this Annual Report on Form 10-K, we operate through our arrangements with our affiliated Professional Associations thirty-two centers in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Massachusetts, Michigan, Minnesota, Nevada, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Washington, and Virginia as well as Toronto, Canada and London, United Kingdom.
In addition, our five centers located in California represented 20% of our revenue in 2024 and 2023. As a result, our business, financial condition and results of operations could be adversely affected by disruptions in the Southern California economy resulting from recent wildfires. We expect that disruptions in the Southern California economy resulting from recent wildfires may impact the demand for our procedures at our five centers located in California, in particular at our center located in Beverly Hills. In the event of any other adverse regulatory, economic or other developments in any of the states and jurisdictions in which we have a higher concentration of centers there could be unanticipated adverse impacts on our business in those states and jurisdictions, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We depend on our senior management, and we may be adversely affected if we lose any member of our senior management.
Because our senior management has been key to our success, we are highly dependent on Dr. Aaron Rollins, our founder and Executive Chairman of our board of directors. We do not maintain “key man” life insurance policies on any of our officers. Competition for senior management generally, and within the cosmetic surgery and healthcare industry specifically, is intense and we may not be able to recruit and retain the personnel we need if we were to lose an existing member of senior management. Because our senior management is instrumental to our future success, the loss of key management personnel, without adequate replacements, or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our financial condition and results of operations.
We rely on Vesey Street Capital Partners, L.L.C., our private equity sponsor and the interests of our Sponsor may conflict with the interests of the Company and its other stockholders.
We have in recent years depended on our relationship with our Sponsor to help guide our business plan. Our Sponsor has significant expertise in financial matters. This expertise was available to us through the representatives our Sponsor has on our board of directors and as a result of our management agreement with an affiliate of our Sponsor (the "Management Agreement"). In connection with the completion of our IPO, the Management Agreement terminated. Daniel Sollof and Adam Feinstein remain on our board of directors and hold contractual rights to seats on our board of directors for as long as our Sponsor maintains certain levels of ownership of our common stock. We have entered into, and may in the future enter into, agreements with our Sponsor which constitute related-party transactions as defined under Item 404 of Regulation S-K, as disclosed in further detail in this Annual Report on Form 10-K under the caption “Certain Relationships and Related Transactions, and Director Independence.” As of the date of this Annual Report on Form 10-K, affiliates of our Sponsor beneficially own 50.1% of our common stock. Affiliates of our Sponsor may elect to reduce their ownership in our Company, which could reduce or eliminate the benefits we have historically achieved through our relationship with it.

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
As of December 31, 2024, total outstanding indebtedness under our senior credit facility was approximately $75.8 million, consisting of $70.8 million in term loans (the “Term Loan”) and $5.0 million drawn on the revolving credit facility (the “Revolver”) (the “Term Loan and Revolving Credit Facility”). Our leverage could have important consequences, including:
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

On March 12, 2025, the Company, EBS Intermediate Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“EBS Parent”), EBS Enterprises LLC, a Delaware limited liability company (“Borrower”), Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the administrative agent (“SVB”), and the lenders a party thereto entered into a Third Amendment to Credit Agreement (the “Third Amendment”) in connection with that certain Credit Agreement, dated as of November 7, 2022 (as amended by that certain First Amendment and Limited Waiver to Credit Agreement, dated as of March 9, 2023, by that certain Second Amendment to Credit Agreement, dated as of September 13, 2024, and by the Third Amendment, collectively, the “Credit Agreement”), among the Company, EBS Parent, Borrower, the several banks and other financial institutions or entities from time to time party thereto (each a “Lender” and, collectively, the “Lenders”) and SVB, the form of which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2022.
Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company under the Term Loan and Revolving Credit Facility, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4:25x, 3.50x, 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3,000,000.00 as of the last day of the month ending March 31, 2025, (B) $5,000,000 as of the last day of the month ending April 30, 2025, and (C) $7,500,000.00 as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025 the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the Term Loan and Revolving Credit Facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the Term Loan, and Revolving Credit Facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from Sponsor. In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB and the Company (the “Limited Guarantee”), pursuant to which our Sponsor agreed to provide a $10.0 million guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee is callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company has not prepaid the Term Loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if Sponsor is required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then Sponsor will be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to Sponsor if a payment occurs under the Limited Guarantee, to the extent such payment does not result from the issuance of shares of common stock by the Company to Sponsor.

Restrictive covenants in our debt instruments may adversely affect us.
Our Term Loan and Revolving Credit Facility, including the recent Third Amendment, contain various covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:
•incur additional indebtedness;
•make certain distributions, investments and other restricted payments;
•dispose of our assets;

•grant liens on our assets;
•engage in transactions with affiliates;
•merge, consolidate or transfer substantially all of our assets; and
•make payments to us (in the case of our restricted subsidiaries).
In addition, our Term Loan and Revolving Credit Facility contain other and more restrictive covenants, including covenants requiring us to maintain specified financial ratios triggered in certain situations and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under our Term Loan and Revolving Credit Facility. Upon the occurrence of an event of default under our Term Loan and Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under our Term Loan and Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, excluding assets of our non-guarantor subsidiaries, as security under our Term Loan and Revolving Credit Facility. If the lenders under our Term Loan and Revolving Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Term Loan and Revolving Credit Facility and our other indebtedness.
We cannot assure you that our business will generate sufficient cash flow from operations, that revenue trends and operating improvements anticipated as of the date of this Annual Report on Form 10-K will be realized or that future borrowings will be available to us under our Term Loan and Revolving Credit Facility in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur more debt, which could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. Although the Term Loan and Revolving Credit Facility, including the recent Third Amendment, contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of December 31, 2024 we had no availability under our Revolver. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We are a holding company, and our ability to service our debt is dependent upon the earnings from the business conducted by our subsidiaries that operate the centers. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under our Term Loan and Revolving Credit Facility and any of our other debt obligations. The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members.
Our variable rate debt exposes us to risks associated with rising interest rates, which could adversely affect our cash flows.
As of December 31, 2024, we had borrowings under our Term Loan and Revolving Credit Facility with variable rate debt that was indexed to the Secured Overnight Financing Rate (“SOFR”). All outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. During the period from January 1, 2024, through September 12, 2024, the applicable per annum margin was 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.0x. If the Company's total leverage ratio was equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin was 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio was below 1.0x, the applicable per annum margin was 1.0% or 2.0% for base rate or SOFR, respectively. During the period from September 13, 2024, through December 31, 2024, the applicable per annum margin was 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.0x; if the Company's total leverage ratio was equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin of 2.0% or 3.0% for base rate or SOFR, respectively; if the Company's total leverage ratio was below 1.0x, the applicable per annum margin of 1.5% or 2.5% for base rate or SOFR, respectively. Increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

Under the recent Third Amendment to our Credit Agreement, for SOFR loans, the applicable per annum margin has been updated, beginning on or about July 1, 2025, to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x.

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
While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or weather-related disruptions where our centers are located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.
Use and storage of paper medical records increases risk of loss, destruction and could increase human error with respect to documentation and patient care.

The affiliated Professional Associations continue to rely on the use of paper medical records, which are initially stored on-site at our centers. Paper records are more susceptible to human error both in terms of accurately capturing patient information, as well as with respect to misplacing or losing the same. There is no duplicate or backup copy of the paper records and in the event of a flood, fire, theft, or other adverse event, the records, and all patient information, could be lost or destroyed. Paper records do not allow for a number of the benefits of electronic medical records systems, including interoperability with other providers allowing for better coordination of care, and other features designed to improve privacy, security, accuracy and accessibility of patient records. This may create more risk for the Professional Associations, surgeons and our centers to the extent it could lead to clinical issues or breaches of patient privacy.
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
We seek to protect our position by filing patent applications in the United States and internationally related to our proprietary procedures and any products that we may develop that are important to our business.
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
While we have applied for patent protection in the United States and internationally relating to certain of our procedures, a company may attempt to commercialize competing procedures utilizing our proprietary methods in foreign countries where we do not have any patents or patent applications and where legal recourse may be limited or unavailable. In addition, we currently own registered trademarks and trademark applications relating to our business in the United States and other markets, but other companies may own these marks in other jurisdictions. Any such third-party rights may have a significant commercial impact on our ability to expand into foreign markets.
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
The regulation applicable to our business and to the healthcare industry generally to which we are subject is constantly in a state of flux. A number of states, including states in which we operate, such as California, Massachusetts, and New York have passed recent legislation that are materially increasing the scrutiny of investors investing in for-profit health care providers, which could ultimately impact our existing structure. While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment or changes in interpretation of existing laws and regulations. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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
•natural disasters, including earthquakes, floods and wildfires (such as the 2025 Los Angeles wildfires), and other calamities; and
•changes in general market and economic conditions.

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
As of March 13, 2025, there are 58,574,516 shares of common stock outstanding. Such shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of March 13, 2025, approximately 77.0% of our outstanding common stock is held by investment funds affiliated with our Sponsor and members of our management and employees.
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
As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in the risk factor “We are an “emerging growth company,” as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors,” we will also be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation. As of December 31, 2024, we remained an emerging growth company, and as such, our independent registered public accounting firm is not required to certify the effectiveness of our internal controls.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” under the JOBS Act.
As a public company, we are subject to the reporting requirements of the Exchange Act, Nasdaq-related reporting requirements, and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to commit significant resources, hire additional staff and provide additional management oversight. We have been, and will continue to be, implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Future growth may also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•our development and improvement of the quality of the AirSculpt® experience, including, improving our proprietary AirSculpt® method and innovating new procedures;
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

Our board of directors exercises its oversight role through the Audit Committee, which provides the board of directors with regular reports and findings from our Chief Financial Officer. Our Audit Committee Chair holds a Certification in Cybersecurity Oversight from the National Association of Corporate Directors. The effectiveness of the cybersecurity and information security program is tested through a combination of internal and external assessments. Updates are provided to senior management and the Audit Committee on a quarterly basis for informed decision-making and as part of the Company's broader risk management process.
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
In addition to our corporate headquarters, as of the date of this Annual Report on Form 10-K, we operate thirty-two centers from which we offer AirSculpt® procedures.

State/Country	City	Number of Procedure Rooms
Arizona	Scottsdale	2
California	Beverly Hills	2
California	Orange County	2
California	Sacramento	3
California	San Diego	2
California	San Jose	2
Colorado	Denver	2
Florida	Orlando	2
Florida	Miami	2
Georgia	Atlanta	2
Illinois	Chicago	2
Illinois	Deerfield	2
Kansas	Kansas City	2
Massachusetts	Boston	3
Michigan	Birmingham	2
Minnesota	Minneapolis	2
Nevada	Las Vegas	2
New York	New York	2
New York	White Plains	2
North Carolina	Charlotte	2
North Carolina	Raleigh	2
Ohio	Columbus	2
Pennsylvania	Philadelphia	2
Tennessee	Nashville	2
Texas	Austin	2
Texas	Dallas	3
Texas	Houston	2
Utah	Salt Lake City	2
Washington	Seattle	2
Virginia	Vienna	2
Canada	Toronto	2
United Kingdom	London	2

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock are traded on the Nasdaq Global Market under the symbol “AIRS.”
Dividends
During the twelve months ended December 31, 2024, we paid a $0.3 million dividend on our common stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any determination to pay future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our board of directors deems relevant.
Holders of Record
As of March 13, 2025, there were 58,574,516 issued and outstanding shares of common stock held by 32 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose shares of common stock are held in the names of various security brokers, dealers, and registered clearing agencies.
Equity Compensation Plans Information
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Item 6. Reserved
This item has been removed and reserved pursuant to SEC order.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. You should read this Annual Report completely, including Part I, Item 1A (Risk Factors) of this Annual Report and the “Forward-Looking Statements” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors, including the following:

Growth Initiatives and Strategic Priorities
Given the recent decline in revenue, the Company is focusing on stabilizing revenue growth through a number of strategic and growth initiatives, including:
•optimizing our marketing investment by spending on techniques that have proven successful for us in the past using a returns-based approach and testing new areas such as online video, and other social marketing channels under the direction of our new Chief Digital Officer;
•improving our go-to-market and sales strategies under our new Chief Sales Officer who is dedicated to strengthening our consultative sales model with enhanced training, improving our sales processes, and providing a greater focus on lead conversion;
•expanding consumer financing offerings; and
•focusing on new product innovation where we believe that there is an opportunity to introduce new services, particularly in the area of skin tightening, that would allow us to expand our customer reach and generate incremental revenues.
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
Our Ability to Successfully Operate in New Markets
Our growth strategy depends, in large part, on successfully operating our new facilities, both in existing and new geographic regions, particularly in densely populated and affluent metropolitan and suburban regions.
Our ability to successfully operate new centers depends on many factors, including, among others, our ability to:
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

Our failure to effectively address challenges such as these could adversely affect our ability to operate new centers in a cost-effective manner.
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
Twelve months ended December 31, 2024, 2023 and 2022
•Cases performed were 14,036, 14,932 and 13,063 in 2024, 2023 and 2022, respectively;
•Revenue per case was $12,849, $13,121 and $12,922 in 2024, 2023 and 2022, respectively;
•Same-center information:
◦Same-center revenue per case increased (2.4)%, 1.5%, and 7.4% in 2024, 2023, and 2022, respectively;
◦Same-center volume changed (13.7)%, (1.4)%, and 0.7% in 2024, 2023, and 2022, respectively;
•Net loss was $(8.3) million, $(4.5) million and $(14.7) million in 2024, 2023 and 2022, respectively;
•Adjusted EBITDA* was $20.7 million, $43.2 million and $38.9 million in 2024, 2023 and 2022, respectively;
•Adjusted EBITDA Margin* was 11.5%, 22.1% and 23.0% in 2024, 2023 and 2022, respectively;
•Loss per share was $(0.14), $(0.08) and $(0.26) for 2024, 2023 and 2022, respectively; and
•Adjusted Net Income per share (diluted)* was $0.02, $0.28 and $0.32 in 2024, 2023 and 2022, respectively.
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
Total Case and Revenue Metrics

	Twelve Months Ended December 31,
	2024	2023	2022
Cases	14,036	14,932	13,063
Case growth	(6.0)%	14.3%	N/A
Revenue per case	$12,849	$13,121	$12,922
Revenue per case growth	(2.1)%	1.5%	N/A
Number of facilities	32	27	22
Number of total procedure rooms	67	57	47
Same-Center Case and Revenue Metrics
Same-Center Information

For the twelve months ended December 31, 2024 and 2023, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the twelve months ended December 31, 2024 and 2023, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the twelve months ended December 31, 2024 in which such facilities were owned and operated during the twelve months ended December 31, 2023.We define same-center facilities and procedure rooms based on if a facility was owned or operated as of December 31, 2023.

	Twelve Months Ended December 31,
	2024	2023
Cases	12,892	14,932
Case growth	(13.7)%	N/A
Revenue per case	$12,801	$13,121
Revenue per case growth	(2.4)%	N/A
Number of facilities	27	27
Number of total procedure rooms	57	57
Our same-store revenue decline is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.
For the years ended December 31, 2023 and 2022, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated for at least twelve months as of December 31, 2023. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated for at least twelve months as of December 31, 2023.

	Twelve Months Ended December 31,
	2023	2022
Cases	12,859	13,041
Case growth	(1.4)%	N/A
Revenue per case	$13,114	$12,923
Revenue per case growth	1.5%	N/A
Number of total facilities	21	21
Number of total procedure rooms	45	45
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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax expense, restructuring and related severance costs, loss on debt modification, loss/(gain) on disposal of long-lived assets, settlement costs for non-recurring litigation, and equity-based compensation.
We define Adjusted Net Income as net loss excluding restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, settlement costs for non-recurring litigation, equity-based compensation and the tax effect of these adjustments.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2024	2023	2022
Net loss	$(8,251)	$(4,479)	$(14,679)
Plus
Equity-based compensation(1)	3,762	18,224	29,457
Loss on debt modification	—	—	932
IPO related costs	—	—	731
Restructuring and related severance costs	6,026	5,488	4,111
Depreciation and amortization	11,888	10,253	8,061
Loss/(gain) on disposal of long-lived assets	16	(212)	147
Litigation settlements(2)	850	—
Interest expense, net	6,247	6,485	6,751
Income tax expense	188	7,477	3,383
Adjusted EBITDA	$20,726	$43,236	$38,894
Adjusted EBITDA Margin	11.5%	22.1%	23.0%
(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
(2)    This amount relates to settlement costs for non-recurring litigation of $0.9 million for the twelve months ended December 31, 2024.
For the twelve months ended December 31, 2024, 2023, and 2022 pre-opening de novo and relocation costs were $1.0 million, $3.3 million, and $4.3 million, respectively.

The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2024	2023	2022
Net loss	$(8,251)	$(4,479)	$(14,679)
Plus
Equity-based compensation(1)	3,762	18,224	29,457
Loss on debt modification	—	—	932
IPO related costs	—	—	731
Restructuring and related severance costs	6,026	5,488	4,111
Loss/(gain) on disposal of long-lived assets	16	(212)	147
Litigation settlements	850	—	—
Tax effect of adjustments	(1,271)	(2,732)	(2,195)
Adjusted net (loss)/income	$1,132	$16,289	$18,504

Adjusted net (loss)/income per share of common stock (2)
Basic	$0.02	$0.29	$0.33
Diluted	$0.02	$0.28	$0.32
Weighted average shares outstanding
Basic	57,688,906	56,778,793	55,684,701
Diluted	58,281,133	57,611,469	57,918,005
(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
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
Even though we do not have voting control over the Professional Associations, we have a long-term and unilateral controlling financial interest over such Professional Associations’ assets and operations under the MSAs. As a result, GAAP require us to consolidate the results of the Professional Associations into our financial statements. All of our revenue is earned from services provided by the Professional Associations we manage. See “Critical Accounting Policies and Estimates.”
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
We generally expect our selling expenses to increase as we continue to grow our brand and expand our national footprint. We evaluate our selling expense as compared to growth in our sales volume and will invest accordingly to the extent we believe we can position ourselves for future growth without materially negatively impacting our Adjusted EBITDA Margins.
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
Results of Operations

The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Twelve Months Ended December 31,
	2024		2023		2022
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$180,350	100.0%	$195,917	100.0%	$168,794	100.0%
Operating expenses:
Cost of service	71,382	39.6%	74,012	37.8%	62,781	37.2%
Selling, general and administrative	98,880	54.8%	102,381	52.3%	101,418	60.1%
Depreciation and amortization	11,888	6.6%	10,253	5.2%	8,061	4.8%
Loss/(gain) on disposal of long-lived assets	16	—%	(212)	(0.1)%	147	0.1%
Total operating expenses	182,166	101.0%	186,434	95.2%	173,339	102.7%
Loss/(income) from operations	(1,816)	(1.0)%	9,483	4.8%	(4,545)	(2.7)%
Interest expense, net	6,247	3.5%	6,485	3.3%	6,751	4.0%
Pre-tax net (loss)/income	(8,063)	(4.5)%	2,998	1.5%	(11,296)	(6.7)%
Income tax (benefit)/expense	188	0.1%	7,477	3.8%	3,383	2.0%
Net loss	$(8,251)	(4.6)%	$(4,479)	(2.3)%	$(14,679)	(8.7)%
Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
Overview— Our financial results for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 reflect the addition of five de novo centers which increased procedure rooms by ten.
Revenue—Our revenue decreased $15.6 million, or 7.9%, compared to the same period in 2023. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.
Cost of Service—Our cost of service decreased $2.6 million, or 3.6%, compared to the twelve months ended December 31, 2023. The percentage decrease in cost of service is driven by the decrease in cases compared to the 2023 period and partially offset by increases in nursing and rent costs related to our new facility openings during the 2024 period. Cost of service was 39.6% and 37.8% as a percentage of revenue for the twelve months ended December 31, 2024 and 2023, respectively. The percentage increase is primarily due to the decline in revenue and not being able to leverage certain fixed costs within cost of service such as rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $3.5 million, or 3.4%, for the twelve months ended December 31, 2024 compared to the same period in 2023. This decrease is related to a decrease in our equity-based compensation expense (see Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion) partially offset by additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. We expect our marketing and corporate support costs to continue to increase on an absolute dollar basis as we open de novo centers. Selling, general and administrative expenses as a percent of revenue were 54.8% and 52.3% for the twelve months ended December 31, 2024 and 2023, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $43.9 million and $36.8 million for the twelve months ended December 31, 2024 and 2023, respectively. Our customer acquisition costs were approximately $3,130 and $2,465 per customer in the twelve months ended December 31, 2024 and 2023, respectively. We intend to continue investing in our sales and marketing capabilities as we add new centers. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $54.9 million and

$65.6 million for the twelve months ended December 31, 2024 and 2023, respectively. This reduction is due to a decrease in equity-based compensation (see Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion).
Depreciation and Amortization—Depreciation and amortization increased to approximately $11.9 million for the twelve months ended December 31, 2024 compared to $10.3 million for the same period in 2023. This increase is the result of having five additional de novo centers during the twelve months ended December 31, 2024 as compared to the 2023 period.
Interest Expense, net—Interest expense decreased to $6.2 million from $6.5 million for the twelve months ended December 31, 2024 and 2023, respectively. The decrease is due to the lower principal balance resulting from the Company's voluntary $10 million prepayment made in 2023.
Income Tax Expense— Our effective tax rate is (2.3)% and 249.4% for the twelve months ended December 31, 2024 and 2023, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility. Our primary cash needs are for payroll, marketing and advertisements, rent, debt service, as well as information technology and infrastructure, including our corporate office. As we have experienced revenue declines in the most recent year, we have implemented a cost reduction program that is estimated to eliminate approximately $3 million in annual overhead costs and contracted expenses. These initiatives may not realize anticipated savings or benefits from one or more of the various strategies and cost-savings initiatives undertaken as part of these efforts in full or in part or within the time periods expected. We also may not realize the increase in sales related to these initiatives. Our ability to improve operating results depends upon a significant number of factors, some of which are beyond our control. If we are unable to realize the anticipated savings or benefits, or otherwise fail to implement the growth strategies, the business operating results and liquidity may be adversely affected.
We believe that the cash expected to be generated from operations will be sufficient for our working capital requirements, liquidity obligations, and payments due under our existing credit facilities for at least the next 12 months.
As of December 31, 2024, we had $8.2 million in cash and cash equivalents with no availability under our revolving credit facility. We do not have any letters of credit outstanding as of December 31, 2024.
As of December 31, 2023, we had $10.3 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2023.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Twelve Months Ended December 31,
($ in 000s)	2024	2023	2022
Cash Flows Provided By (Used For):
Operating activities	$11,350	$23,956	$24,447
Investing activities	(14,007)	(9,919)	(12,921)
Financing activities	630	(13,391)	(27,257)
Net (decrease)/increase in cash and cash equivalents	(2,027)	646	(15,731)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the twelve months ended December 31, 2024, our operating cash flow decreased by $12.6 million compared to the same period in 2023. The decrease is primarily attributed to weaker than expected revenue performance and an increase in our marketing investments during the twelve months ended December 31, 2024 as compared to the prior year period. At December 31, 2024, we had working capital of $(11.5) million compared to $(4.4) million at December 31, 2023.
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

Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2024, 2023, and 2022 was $14.0 million, $9.9 million, and $12.9 million, respectively. Investing activities during all three periods were attributable to the preparation for the opening of de novo locations and the relocation of multiple existing facilities.
Financing Activities
Net cash used in financing activities during the twelve months ended December 31, 2024 was $0.6 million. During the twelve months ended December 31, 2024, we made principal payments on our debt of $2.1 million, borrowed $5.0 million on our revolving credit facility, and made payments of taxes withheld through vested equity-based compensation of $0.9 million.
Net cash used in financing activities for the twelve months ended December 31, 2023 was $13.4 million. For the twelve months ended December 31, 2023, we paid cash dividends to stockholders of $0.4 million and made principal payments on our debt of $12.1 million.
Net cash used in financing activities for the twelve months ended December 31, 2022 was $27.3 million. For the twelve months ended December 31, 2022, we made distributions to our former member of $1.2 million, paid cash dividends to stockholders of $23.2 million, and made payments of taxes withheld through vested equity-based compensation of $2.0 million. Finally, we made principal payments on our debt of $84.3 million offset by borrowings of new debt of $83.5 million.
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2024:

	Payments due by Period
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt – principal and revolver(1)	$75,750	$4,250	$71,500	$—	$—
Interest expense(2)	14,636	5,557	9,079	—	—
Operating lease agreements	43,933	7,409	19,936	7,993	8,595
Total	$134,319	$17,216	$100,515	$7,993	$8,595
___________
(1)Years 1-3 includes both the principal of the Term Loan as well as the revolving credit facility. This amount does not reflect any prepayments.
(2)Amounts in the table reflect the contractually required interest payable pursuant to borrowings under our debt related to our Credit Agreement. Interest payments in the table above were calculated using an interest rate of 7.86% for the debt which was the interest rate applicable to the borrowing as of December 31, 2024.
Long-Term Debt
The carrying value of our total indebtedness was $74.7 million and $71.6 million, which includes unamortized deferred financing costs and issuance discount of $1.0 million and $1.2 million, and funds drawn on the revolving credit facility of $5.0 million and $—, as of December 31, 2024 and December 31, 2023, respectively.
On November 7, 2022, the Company entered into the Term Loan and Revolving Credit Facility pursuant to the Credit Agreement with a syndicate of lenders, originally maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million original aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
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

On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants and the applicable margins. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin is 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. As of December 31, 2024, the interest rate was 7.86%.
On March 12, 2025, the Company entered the Third Amendment. Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company under the Term Loan and Revolving Credit Facility, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4:25x, 3.50x 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3,000,000.00 as of the last day of the month ending March 31, 2025, (B) $5,000,000 as of the last day of the month ending April 30, 2025, and (C) $7,500,000.00 as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the Term Loan and Revolving Credit Facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; and (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the Term Loan and Revolving Credit Facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from Sponsor. In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into the Limited Guarantee, pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee is callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company has not prepaid the Term Loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if Sponsor is required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then Sponsor will be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to Sponsor if a payment occurs under the Limited Guarantee, to the extent such payment does not result from the issuance of shares of common stock by the Company to Sponsor.
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
Our policy is to require payment for services in advance of performing any procedure. Payments received for which services have yet to been performed were $1.2 million as of December 31, 2024 and $1.5 million as of December 31, 2023, respectively and are included in deferred revenue and patient deposits on our balance sheets.
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
We performed our annual review of goodwill impairment in October 2024 and 2023 using a qualitative analysis and determined that a quantitative analysis was not required. There were no triggering events during the twelve months ended December 31, 2024 and 2023.
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
On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants and the applicable margins. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin is 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively.
As of March 12, 2025, the Company entered into the Third Amendment to the Credit Agreement which changed the applicable per annum margin, beginning on or about July 1, 2025, to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively.
As of December 31, 2024, we had term loan borrowings of $70.8 million in principal amount under the Loan Agreement and $5.0 million drawn on the revolving credit facility. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.8 million.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AirSculpt Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, other comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Tampa, Florida
March 14, 2025

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2024 and 2023

($000s, except for shares)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$8,235	$10,262
Taxes receivable	3,056	1,941
Prepaid expenses and other current assets	5,826	3,758
Total current assets	17,117	15,961
Property and equipment, net	37,471	28,908
Other long-term assets	6,413	5,657
Right of use operating lease assets	25,669	25,413
Intangible assets, net	41,592	46,346
Goodwill	81,734	81,734
Total assets	$209,996	$204,019
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,256	$3,922
Accrued payroll and benefits	2,531	4,127
Current portion of long-term debt	4,250	2,125
Deferred revenue and patient deposits	1,169	1,463
Accrued and other current liabilities	8,304	3,303
Current operating lease liabilities	6,099	5,375
Total current liabilities	28,609	20,315
Long-term debt, net	65,456	69,503
Deferred tax liability, net	6,576	6,828
Long-term operating lease liabilities	24,248	22,665
Revolving credit funds payable	5,000	—
Other long-term liabilities	817	716
Total liabilities	130,706	120,027
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 58,369,138 and 57,355,676, respectively	58	57
Additional paid-in capital	107,721	103,898
Accumulated other comprehensive loss	(687)	(412)
Accumulated deficit	(27,802)	(19,551)
Total stockholders' equity	79,290	83,992
Total liabilities and stockholders' equity	$209,996	$204,019
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2024, 2023 and 2022

	Twelve Months Ended December 31,
(in $000s, except for shares and per share figures)	2024	2023	2022
Revenue	$180,350	$195,917	$168,794
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	71,382	74,012	62,781
Selling, general and administrative(1)	98,880	102,381	101,418
Loss on debt modification	—	—	932
Depreciation and amortization	11,888	10,253	8,061
Loss/(gain) on disposal of long-lived assets	16	(212)	147
Total operating expenses	182,166	186,434	173,339
(Loss)/income from operations	(1,816)	9,483	(4,545)
Interest expense, net	6,247	6,485	6,751
Pre-tax net (loss)/income	(8,063)	2,998	(11,296)
Income tax expense	188	7,477	3,383
Net loss	$(8,251)	$(4,479)	$(14,679)

Loss per share of common stock
Basic	$(0.14)	$(0.08)	$(0.26)
Diluted	$(0.14)	$(0.08)	$(0.26)
Weighted average shares outstanding
Basic	57,688,906	56,778,793	55,684,701
Diluted	57,688,906	56,778,793	55,684,701
(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive Loss
For the years ended December 31, 2024, 2023 and 2022

	Twelve Months Ended December 31,
($000s)	2024	2023	2022
Net loss	$(8,251)	$(4,479)	$(14,679)
Other comprehensive loss:
Change in foreign currency translation adjustment	(275)	(336)	(76)
Total other comprehensive loss:	(275)	(336)	(76)
Comprehensive loss	$(8,526)	$(4,815)	$(14,755)

The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2024, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
($000s, except for shares)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2021	55,640,154	56	83,865	—	(393)	83,528
Issuance of common stock through unit vesting	541,535	—	—	—	—	—
Distributions	—	—	(732)	—	—	(732)
Dividends	—	—	(24,701)	—	—	(24,701)
Equity-based compensation	—	—	29,457	—	—	29,457
Payment of taxes withheld through vested equity-based compensation	—	—	(2,031)	—	—	(2,031)
Net loss	—	—	—	—	(14,679)	(14,679)
Other comprehensive loss	—	—	—	(76)	—	(76)
Balance at December 31, 2022	56,181,689	56	85,858	(76)	(15,072)	70,766
Issuance of common stock through unit vesting	1,173,987	1	—	—	—	1
Distributions	—	—	(79)	—	—	(79)
Dividends	—	—	129	—	—	129
Equity-based compensation	—	—	18,224	—	—	18,224
Payment of taxes withheld through vested equity-based compensation	—	—	(234)	—	—	(234)
Net loss	—	—	—	—	(4,479)	(4,479)
Other comprehensive loss	—	—	—	(336)	—	(336)
Balance at December 31, 2023	57,355,676	57	103,898	(412)	(19,551)	83,992
Issuance of common stock through unit vesting	1,013,462	1	—	—	—	1
Dividends	—	—	964	—	—	964
Equity-based compensation	—	—	3,762	—	—	3,762
Payment of taxes withheld through vested equity-based compensation	—	—	(903)	—	—	(903)
Net loss	—	—	—	—	(8,251)	(8,251)
Other comprehensive loss	—	—	—	(275)		(275)
Balance at December 31, 2024	58,369,138	$58	$107,721	$(687)	$(27,802)	$79,290
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022

	Twelve Months Ended December 31,
($000s)	2024	2023	2022
Cash flows from operating activities
Net loss	$(8,251)	$(4,479)	$(14,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,888	10,253	8,061
Equity-based compensation	3,762	18,224	29,457
Non-cash interest expense; amortization of debt costs	339	207	921
Loss on debt modification	—	—	932
Deferred income taxes	(252)	1,342	1,134
Loss/(gain) on disposal of long-lived assets	16	(212)	147
Changes in assets and liabilities
Taxes receivable	(1,115)	890	(2,831)
Prepaid expense and other current assets	(2,059)	466	(5)
Other assets	(1,011)	(3,814)	(7,274)
Accounts payable	739	(206)	865
Deferred revenue and patient deposits	(293)	(896)	(452)
Accrued and other liabilities	7,587	2,181	8,171
Net cash provided by operating activities	11,350	23,956	24,447
Cash flows from investing activities
Purchases of property and equipment, net	(14,007)	(9,919)	(12,921)
Net cash used in investing activities	(14,007)	(9,919)	(12,921)
Cash flows from financing activities
Payment on term loan	(2,125)	(12,125)	(84,263)
Borrowings on term loan, net	—	—	83,503
Payments for debt modification	(136)	—	—
Proceeds from revolving credit facility	5,000	—	—
Distribution to member	—	(79)	(1,159)
Dividends paid to shareholders	(252)	(385)	(23,160)
Payment of taxes withheld through vested equity-based compensation	(903)	(233)	(2,031)
Other financing activity	(954)	(569)	(147)
Net cash provided by/(used in) financing activities	630	(13,391)	(27,257)
Net decrease in cash and cash equivalents	(2,027)	646	(15,731)
Cash and cash equivalents
Beginning of period	10,262	9,616	25,347
End of period	$8,235	$10,262	$9,616

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,997	$6,277	$5,830
Cash paid for income taxes	$1,808	$4,663	$4,932

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$1,595	$283	$1,113

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
Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed are included in deferred revenue and patient deposits. All of the deferred revenue and patient deposits as of December 31, 2023 and 2022 were recognized in revenue during the twelve months ended December 31, 2024 and 2023.
For the twelve months ended December 31, 2024, 2023, and 2022, revenue from international locations was $6.1 million, $5.2 million, and $0.3 million, respectively, and net loss from international operations was $1.5 million, $1.9 million, and $1.4 million, respectively.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.

Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.3 million, $0.2 million, and $0.9 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of accounting over the assets’ estimated useful lives, generally five years for medical equipment, five years for office and computer equipment, and seven years for furniture and fixtures. Depreciation of leasehold improvements is based on the shorter of the estimated useful life of the improvement or the remaining lease term. As of December 31, 2024 and 2023, the Company has $2.4 million and $1.7 million recorded, respectively, in other long-term assets related to a software as a service hosting arrangement that has not yet been implemented. The software will be used to enhance the sales and marketing process.
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
See “Note 2—Goodwill and Intangibles, Net” for further discussion.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the twelve months ended December 31, 2024, 2023 and 2022.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2024, 2023 and 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2024, 2023 and 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative expenses. Advertising expenses were approximately $33.4 million, $25.9 million and $20.6 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.
Income Taxes
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of December 31, 2024 or December 31, 2023. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.

The Company has effective tax rates of approximately (2.3)%, 249.4% and (29.9)% for the twelve months ended December 31, 2024, 2023 and 2022, respectively, inclusive of all applicable U.S. federal and state income taxes.
Going Concern
Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. Management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the issuance of these financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments in this ASU must be applied retrospectively to all periods presented and early adoption is permitted. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
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
The annual review of goodwill impairment was performed in October 2024 using a qualitative analysis and the Company determined that a quantitative analysis was not required. There were no triggering events during the years ended December 31, 2024, 2023 and 2022.
The Company had goodwill of $81.7 million at December 31, 2024 and December 31, 2023.
Intangible assets consisted of the following at December 31, 2024 and December 31, 2023 (in 000’s):

	December 31, 2024	December 31, 2023	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(22,333)	(18,759)
Accumulated amortization of tradenames and trademarks	(7,375)	(6,195)
Total intangible assets	$41,592	$46,346
Aggregate amortization expense on intangible assets was approximately $4.8 million for each of the years ended December 31, 2024, 2023, and 2022.

The estimated aggregate amortization expense on intangible assets for each of the next five years and thereafter is estimated to be as follows (in 000’s):

Year ending December 31,
2025	$4,753
2026	4,753
2027	4,753
2028	4,753
2029	4,753
Thereafter	17,827
Total	$41,592
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2024 and December 31, 2023 property and equipment consists of the following (in 000’s):

	December 31, 2024	December 31, 2023
Medical equipment	$13,568	$11,576
Office and computer equipment	965	860
Furniture and fixtures	5,049	4,280
Leasehold improvements	34,270	21,982
Construction in progress	2,251	1,910
Less: Accumulated depreciation	(18,632)	(11,700)
Property and equipment, net	$37,471	$28,908
Depreciation expense was approximately $7.1 million, $5.5 million, and $3.3 million for the years ended December 31, 2024, 2023, and 2022 respectively.
NOTE 4 – DEBT
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") originally maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million original aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
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
On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin is 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. As of December 31, 2024, the interest rate was 7.86%.

Total borrowings as of December 31, 2024 and December 31, 2023 were as follows (in 000’s):

	December 31, 2024	December 31, 2023
Term loan	$70,750	$72,875
Unamortized debt discounts and issuance costs	(1,044)	(1,247)
Total debt, net	69,706	71,628
Less: Current portion	(4,250)	(2,125)
Long-term debt, net	$65,456	$69,503
As of December 31, 2024 and December 31, 2023, the Company had $0.0 million and $5.0 million available on the revolving credit facility. The Company had $5.0 million drawn on the revolving credit facility as of December 31, 2024.
The scheduled future maturities of long-term debt as of December 31, 2024 is as follows (in 000’s):

Year ending December 31,
2025	$4,250
2026	6,375
2027	60,125
Total maturities	$70,750
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of December 31, 2024 and December 31, 2023.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the twelve months ended December 31, 2024, 2023, and 2022, the Company incurred rent expense of $6.7 million, $5.9 million, and $4.5 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s consolidated statements of operations. The Company incurred rent expense of $364,000, $364,000, and $323,000 for the twelve months ended December 31, 2024, 2023, and 2022, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents the weighted-average lease terms and discount rates at December 31, 2024, 2023, and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	4.8 years	4.7 years	4.5 years
Weight average discount rate	6.7%	6.4%	5.1%

The following table presents supplemental cash flow information for the twelve months ended December 31, 2024 and 2023 (in 000’s):

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,656	$5,240
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,040	$9,934
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2025	$7,409
2026	7,299
2027	6,727
2028	5,910
2029	4,505
Thereafter	12,083
Total lease payments	43,933
Less: imputed interest	(13,586)
Total lease obligations	$30,347
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
The Company may issue a maximum of 5,564,015 shares under the 2021 Equity Incentive Plan. This amount will automatically increase on January 1 of each year for a period of ten years starting on January 1, 2023, in an amount equal to the lesser of (i) four percent of the total Common Stock outstanding on December 31 of the preceding year and (ii) such smaller number of shares as determined by the Company’s board of directors.

During the twelve months ended December 31, 2024 and 2023, the Company granted 590,279 and 767,261 RSUs, respectively, to certain officers, employees and non-employee directors in accordance with the 2021 Plan. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to one or three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.
During the twelve months ended December 31, 2024 and 2023, the Company granted 482,165 and 624,846 PSUs, respectively, subject to the achievement of market-based conditions ("market-based PSUs"). The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The performance criteria is based on the Company’s actual performance condition results as compared to the targets. These PSUs are not considered outstanding until settled.
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
The following table sets forth the assumptions that were used to calculate the fair value of the market-based PSU awards granted during the twelve months ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Expected volatility	81.9%	89.9%	66.0%
Expected term	2.77	2.83	2.85
Risk-free interest rate	3.83%	1.72%	1.72%
Expected dividend yield	0%	0%	0%
The fair values of the PSUs not subject to a market conditions were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
Restricted and Performance Equity-Based Activity
A summary of the Company’s RSU and PSU activity for the twelve months ended December 31, 2024, 2023 and 2022 follows. For purposes of this summary, the Company assumes the market-based PSUs will be issued at 100% of the units within the range of 0% to 200%.

	Unvested Units	Weighted Average Grant Date Fair Value of Units
Outstanding at December 31, 2021	4,673,766	14.27
Granted	359,132	15.10
Forfeitures/Cancellations	(503,693)	14.13
Vestings	(1,002,571)	14.76
Outstanding at December 31, 2022	3,526,634	14.23
Granted	1,442,107	6.60
Forfeitures/Cancellations	(30,605)	10.83
Vestings	(1,025,234)	13.93
Outstanding at December 31, 2023	3,912,902	14.23
Granted	1,072,444	7.66
Forfeitures/Cancellations	(2,249,555)	12.65
Vestings	(1,120,408)	10.62
Outstanding at December 31, 2024	1,615,383	$8.05
Other information pertaining to equity-based compensation
In connection with the IPO, on November 4, 2021 the Company previously granted PSUs with performance-based vesting conditions to certain employees. The performance-based conditions include PSUs that can vest upon achieving specified stock price performance targets (the "Price Targets"), and the remaining PSUs can vest upon achieving a revenue performance target in any trailing twelve-month period up to December 31, 2024 (the "Revenue Target"). During the three months ended March 31, 2024, the Company reassessed the probability of achieving the Revenue Target and determined such achievement is improbable based on current facts and circumstances. As a result, the Company recorded a $10.4 million cumulative reversal of stock compensation expense related to the unvested PSUs attributable to the Revenue Target in the three months ended March 31, 2024.
On August 8, 2024, Todd Magazine stepped down from his role as Chief Executive Officer of the Company, effective as of August 8, 2024, and entered into a Transition Services Agreement with the Company. In consideration of the provision by Mr. Magazine of consulting services to the Company through December 31, 2024, Mr. Magazine remained eligible to vest in 75,000 RSUs on January 1, 2025, which would have otherwise been forfeited, which resulted in an additional

$0.3 million in stock compensation during the twelve months ended December 31, 2024. Further, pursuant to the severance provisions under Section 7.2 of his employment agreement with the Company, Mr. Magazine remains eligible to earn a prorated portion of the PSUs granted to him in 2023 and 2024 through December 31, 2026, and December 31, 2027, respectively, and partial accelerated vesting for 209,490 RSUs, resulting in an additional $0.8 million in stock compensation during the twelve months ended December 31, 2024.
The Company recorded equity-based compensation expense of $3.8 million, $18.2 million, and $29.5 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively, in selling, general and administrative expenses on the consolidated statements of operations. Forfeitures are recognized as incurred. During the twelve months ended December 31, 2024, the Company had actual vestings with fair market value of $6.1 million and $0.0 million related to employees and directors, respectively.
Unrecognized compensation cost related to unvested time-based shares was approximately $2.2 million as of December 31, 2024. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year. As of December 31, 2024, the weighted average remaining vesting term on the unvested time-based shares was 1.70 years. Further, the Company has unrecognized compensation cost of $3.1 million related to the PSUs as of December 31, 2024, which will be recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. As of December 31, 2024, the weighted average remaining vesting term on the unvested PSUs was 1.85 years.
On August 10, 2022, the board of directors of the Company approved a $0.41 per share special cash dividend. The dividend was paid on September 14, 2022, to stockholders of record at the close of business on August 26, 2022. Cash dividends paid totaled $0.3 million for the twelve months ended December 31, 2024. The Company's unvested stock units participate in dividends and as such, the Company had no dividends payable as of December 31, 2024.
The Company recognized distributions to EBS Parent, LLC (the "Parent") of approximately $0.1 million, $1.2 million, and $66.9 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2024, 2023, and 2022 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2024, 2023, and 2022 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Fiscal Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(8,251)	$(4,479)	$(14,679)
Denominator:
Weighted average shares of common stock outstanding - basic	57,688,906	56,778,793	55,684,701
Add: Effect of dilutive securities	—	—	—
Weighted average shares of common stock outstanding - diluted	57,688,906	56,778,793	55,684,701
Loss per share of common stock outstanding - basic and diluted	$(0.14)	$(0.08)	$(0.26)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Fiscal Year Ended December 31,
	2024	2023	2022
Restricted stock units	667,931	1,047,501	1,367,558
Performance and market-based stock units	947,452	1,625,882	2,159,076
NOTE 8 – INCOME TAXES
Significant components of income tax expense were as follows (in 000’s):

	Fiscal Year Ended December 31,
	2024	2023	2022
Current
U.S. Federal	$(81)	$4,565	$1,235
State and Local	521	1,570	1,014
Total current income tax expense	440	6,135	2,249
Deferred
U.S. Federal	(95)	1,192	1,109
State and Local	(199)	431	25
Foreign	42	(281)	—
Total deferred income tax (benefit) expense	(252)	1,342	1,134
Total	$188	$7,477	$3,383
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company’s income tax (expense) was as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
At U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes	(2.6)%	55.7%	(7.3)%
Pass-through income	—%	—%	—%
Nondeductible Reorganization and IPO costs	—%	—%	—%
Nondeductible officer compensation	(17.0)%	159.1%	(38.8)%
Valuation allowance and other nondeductible expenses	(3.7)%	13.6%	(4.8)%
Total	(2.3)%	249.4%	(29.9)%
The effective tax rates for the fiscal years ended December 31, 2024, 2023 and 2022 were -2.3%, 249.4% and (29.9)%. The most significant items impacting the effective tax rate during fiscal years 2023, 2022 and 2021 are due to the Reorganization, non-deductible officer compensation expense, and the items below.
The Company’s deferred tax assets (liabilities) consisted of the following (in 000’s):

	December 31,
	2024	2023
Deferred tax assets
Accrued liabilities	$39	$422
Net operating loss	1,368	827
Operating lease liability	7,181	6,497
Equity-based compensation	887	1,596
State bonus depreciation	735	425
163(j) limitation	1,837	277
Other	614	30
Total deferred tax assets	12,661	10,074
Valuation allowance	(793)	(541)
Total deferred tax assets, net of valuation allowance	11,868	9,533
Deferred tax liabilities
Property, plant and equipment	(6,464)	(5,566)
Intangible assets	(4,722)	(3,881)
Right-of-use asset	(6,588)	(6,014)
Prepaid expenses and other current assets	(690)	(900)
Total deferred tax liabilities	(18,464)	(16,361)
Net deferred tax liabilities	$(6,596)	$(6,828)
As of December 31, 2024 and 2023, we had foreign net operating loss carryforwards in the amount of $1.0 million and $4.0 million, respectively. Of the total carryforwards, $0.2 million and $1.4 million, respectively, were generated by the Company’s Canadian based subsidiary and $0.8 million and $2.6 million, respectively, were generated by the Company's United Kingdom based subsidiary. The Canadian-based net operating losses begin to expire in 2039 and the United Kingdom based net operating losses carry forward indefinitely.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. Valuation allowances have been established with regard to the tax benefits of our foreign net operating losses. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all of those factors, management recorded a $0.8 million and $0.5 million valuation allowance for the deferred tax assets related to the foreign net operating losses which are not more likely than not to be realized as of December 31, 2024 and 2023. Our foreign pre-tax loss was $(1.5) million, $(1.9) million, and $(1.4) million, for the fiscal years ended December 31, 2024, 2023 and 2022, respectively. There were no valuation allowance releases in the current year. The Company maintains a full valuation allowance related to its UK subsidiary and has no other valuation allowances.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements.
As of December 31, 2024 and 2023, the Company had no uncertain tax positions.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one operating and one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. The accounting policies of the direct medical procedure services segment are the same as those presented in Note 1 - Organization and Summary of Significant Accounting Policies. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit, Adjusted EBITDA and net income/(loss). The CODM uses Adjusted EBITDA as the primary profit metric to evaluate income generated from operations in deciding where to spend additional marketing dollars or allocate additional resources. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax expense, restructuring and related severance costs, loss on debt modification, loss/(gain) on disposal of long-lived assets, settlement costs for non-recurring litigation, and equity-based compensation. Segment information is presented below showing revenue, significant expenses and net income/(loss) (the closest GAAP measure to Adjusted EBITDA), in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.

	Twelve Months Ended December 31,
($ in thousands)	2024	2023	2022
Revenue	$180,350	$195,917	$168,794
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	71,382	74,012	62,781
Advertising Cost	33,429	25,938	20,598
Facility selling, general, and administrative expense	22,933	24,694	20,427
Corporate selling, general, and administrative expense	42,518	51,749	60,393
Loss on debt modification	—	—	932
Depreciation and amortization	11,888	10,253	8,061
Loss/(gain) on disposal of long-lived assets	16	(212)	147
Total operating expenses	182,166	186,434	173,339
(Loss)/income from operations	(1,816)	9,483	(4,545)
Interest expense, net	6,247	6,485	6,751
Pre-tax net (loss)/income	(8,063)	2,998	(11,296)
Income tax expense	188	7,477	3,383
Net loss	$(8,251)	$(4,479)	$(14,679)

Segment assets	$209,996	$204,019	$200,759
(1)    Cost of services includes the costs of physicians, nursing, supplies and rent directly related to the performance of procedures at the facility level.
NOTE 11 – SUBSEQUENT EVENTS
On March 12, 2025, the Company, EBS Intermediate Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“EBS Parent”), EBS Enterprises LLC, a Delaware limited liability company and wholly-owned subsidiary of EBS Parent (“Borrower”), Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as the administrative agent (“SVB”), and the lenders a party thereto entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company in the Credit Agreement, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4.25x, 3.50x, 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3,000,000.00 as of the last day of the month ending March 31, 2025, (B) $5,000,000 as of the last day of the month ending April 30, 2025, and (C) $7,500,000.00 as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the maturity Term Loan and Revolving Credit Facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the Term Loan and Revolving Credit Facility, subject to a carve-out of the first $3.0 million of equity proceeds; and any equity proceeds received from Sponsor. In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025 connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, a related party and who with their affiliates hold a 50.1% ownership interest in the Company, and the Company (the "Limited Guarantee") pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee is callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company has not prepaid the Term Loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if Sponsor is required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then Sponsor will be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to Sponsor if a payment occurs under the Limited Guarantee, to the extent such payment does not result from the issuance of shares of common stock by the Company to Sponsor.
NOTE 12 – ACCRUED AND OTHER CURRENT LIABILITIES
As of December 31, 2024 and December 31, 2023 accrued and other current liabilities consists of the following (in 000’s):

	December 31, 2024	December 31, 2023
Accrued advertising costs	$3,209	$—
Credit card payable	1,576	1,140
Accrued severance	1,400	—
Other	2,119	2,163
Accrued and other current liabilities	$8,304	$3,303
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
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2024.
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
Item 9B. Other Information
2025 Annual Meeting of Stockholders
The Company currently anticipates that it will hold its virtual 2025 Annual Meeting of Stockholders on May 7, 2025.

Third Amendment to Credit Agreement
On March 12, 2025, the Company entered the Third Amendment. Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company under the Term Loan and Revolving Credit Facility, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4:25x, 3.50x, 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3,000,000.00 as of the last day of the month ending March 31, 2025, (B) $5,000,000 as of the last day of the month ending April 30, 2025, and (C) $7,500,000.00 as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the Term Loan and Revolving Credit Facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor; and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the Term Loan and Revolving Credit Facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from Sponsor. In consideration of the Third Amendment, the Company will pay a fee equal to 0.15% of the outstanding loans to consenting lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into the Limited Guarantee, pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee is callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company has not prepaid the Term Loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if Sponsor is required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then Sponsor will be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to Sponsor if a payment occurs under the Limited Guarantee, to the extent such payment does not result from the issuance of shares of common stock by the Company to Sponsor.

Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, none of our directors or officers have adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
The following table sets forth the name, age, and position, as of March 14, 2025, of individuals who currently serve as directors on the board of directors.

Name	Age	Position
Dr. Aaron Rollins	50	Executive Chairman of the board of directors
Yogi Jashnani	43	Director and Chief Executive Officer
Adam Feinstein	53	Director
Daniel Sollof	41	Director
Caroline Chu	44	Director
Thomas Aaron	63	Director
Kenneth Higgins	59	Director

Class I—Directors with Terms Expiring in Fiscal 2025

Yogi Jashnani has served as our Chief Executive Officer and a member of our board of directors since January 7, 2025. Mr. Jashnani has over 20 years of experience in the aesthetics, retail and finance industries. Prior to joining the Company, Mr. Jashnani served as Chief Revenue Officer for Sky Zone. From 2019 through 2023, he served as Chief Commercial Officer of Ideal Image. From fiscal 2017 through 2019, Mr. Jashnani held the position of SVP, Marketing, Insights and Analytics of Advance Auto Parts. Prior to this, Mr. Jashnani was Vice President at Capital One. Mr. Jashnani holds a Masters of Science in Biomedical Engineering and a Masters of Science in Electrical Engineering from University of Wisconsin-Madison. He also holds a Bachelors of Engineering in Telecommunications Engineering for University of Mumbai. We believe that Mr. Jashnani's industry knowledge, as well as his leadership experience, make him an appropriate member of our board of directors.
Daniel Sollof has served as a member of the Board since June 2021 and served as a member of the board of managers of Elite Body Sculpture from October 2018 until the IPO. Mr. Sollof joined VSCP in August 2014 and serves as a General Partner for the firm. In addition to sourcing and evaluating potential investment opportunities, Mr. Sollof works closely with VSCP’s portfolio companies. He has been a Board Observer at HealthChannels (ScribeAmerica) since October 2016. From July 2015 to August 2017, he served as a member of the board of directors of Imedex, Inc. Prior to joining VSCP, Mr. Sollof served as Vice President and Research Analyst for Barclays Capital/Lehman Brothers August 2007 to August 2014, focusing on the Healthcare Facilities and Medical Supplies & Devices Sectors. Prior to Barclays Capital/Lehman Brothers, Mr. Sollof worked as a Valuation and Business Modeling Analyst in the Transaction Advisory Services group at Ernst & Young from September 2005 to July 2007. Mr. Sollof received a B.S. in Management Science from the University of California – San Diego and is a CFA charterholder. We believe that Mr. Sollof’s industry knowledge, as well as his leadership experience, make him an appropriate member of our Board.
Class II—Directors with Terms Expiring in Fiscal 2026
Adam Feinstein has served as a member of the Board since June 2021 and as lead independent director since March 2023. He previously served as the non-executive chairman of the Board from September 2021 to January 2023 and as non-executive chairman of the board of managers of Elite Body Sculpture from October 2018 until the IPO. Mr. Feinstein founded Vesey Street Capital Partners, L.L.C. in 2014 and serves as Managing Partner. He has been a member of the board of directors of HealthChannels (ScribeAmerica), a provider of medical scribe support and value-based healthcare solutions, since October 2016. He has served as chairman of the board of directors of QualityMetric, a provider of health and disease specific surveys, from August 2020 until August 2023. He has served as a member of the board of directors of Pathgroup, a leading pathology services company, since August 2016. Mr. Feinstein has served as a board member of Safecor Health, which provides pharmaceutical unit dose packaging services for hospitals and health systems, since August 2021. Most recently, Mr. Feinstein has served as a board member of Inceptua Group, a leading provider of clinical trial supplies and related services, as well as global early access programs, since January 2024. He was a board member of Surgery Partners, Inc. (Nasdaq: SGRY) from September 2015 to December 2019 and Imedex, Inc. from July 2015 to August 2017. Prior to founding VSCP, Mr. Feinstein was the Senior Vice President of Corporate Development, Strategic Planning and Office of the Chief Executive Officer at LabCorp from June 2012 to August 2014. Prior to LabCorp, Mr. Feinstein served as the Managing Director in Equity Research at Barclays Capital/Lehman Brothers for 14 years. Mr. Feinstein is a CFA charterholder and has a B.S. in Business from the Smith School at the University of Maryland. He also completed the Nashville Healthcare Council Fellows program. We believe that Mr. Feinstein’s public company experience, industry knowledge, as well as his leadership experience, make him an appropriate member of our Board.
Thomas Aaron has served as a member of our Board since October 2021. From November 2019 to November 2024, Mr. Aaron served as a member of the board of directors of Cincinnati Financial Corporation (Nasdaq: CINF) and served on CINF's audit committee and the compensation committee during 2023 and 2024. From November 2019 to November 2024, Mr. Aaron also served as a member of the boards of directors of CINF’s property casualty insurance companies and other subsidiaries. From 2016 to 2017, Mr. Aaron served as Senior Vice President of Finance of Community Health Systems, Inc. (NYSE: CYH). Mr. Aaron was appointed to serve as Executive Vice President and Chief Financial Officer of CYH in May 2017, a position in which he served through December 2019. Prior to joining CYH, Mr. Aaron had a distinguished, 32-year career at Deloitte leading audit and consulting services to, among others, national healthcare organizations. Mr. Aaron is a Certified Public Accountant and holds a B.S. in Accounting from the University of Kentucky. We believe that Mr. Aaron’s leadership experience makes him an appropriate member of our Board.
Kenneth Higgins has served as a member of our Board since October 2021. Mr. Higgins currently serves as the managing director and co-founder of Northborne Partners, LLC, a middle market-focused mergers and acquisitions advisory firm. Previously, Mr. Higgins spent 4.5 years at BMO Capital Markets Corp. (a subsidiary of Bank of Montreal (NYSE: BMO)) from 2016 to 2021. Mr. Higgins received his Bachelor of Business Administration from the University of Michigan School of Business and his Juris Doctor degree from Harvard Law School. We believe that Mr. Higgin’s leadership experience makes him an appropriate member of our Board.
Class III—Directors with Terms Expiring in Fiscal 2027
Dr. Aaron Rollins is our founder, previously served as our Chief Executive Officer from 2012 to January 2023, and has served as Executive Chairman of the Board since January 2023. Dr. Rollins is the cosmetic surgeon to the stars, as well as the founder of the Company. He currently serves as a board adviser to Safecor Health, a portfolio company affiliated with Vesey Street Capital Partners, L.L.C., our private equity sponsor. Dr. Rollins is considered a specialist in body sculpting and has performed thousands of laser liposuction procedures. He is a life-long art lover who studied sculpture and to fulfill his dream of combining art and science, he eventually attended medical school. Dr. Rollins went to medical school at the McGill University Faculty of Medicine in Montreal, Canada after completing his undergraduate studies at McGill University. He has received many awards for his distinguished work, including the I.D.E.A. Bronze Medal for medical inventions and the “Great Distinction” honor at McGill University. He is affiliated with the American College of Surgeons, American Board of Laser Surgery, American Academy of Cosmetic Surgery and the American Society of Liposuction Surgery. He is also a member of the World Academy of Cosmetic Surgery. Dr. Rollins was awarded the Compassionate Doctor certification in 2013. We believe that Dr. Rollins’ industry knowledge, as well as his leadership experience, make him an appropriate member and Executive Chairman of our Board.
Caroline Chu has served as a member of our Board since October 2021. Previously, Ms. Chu spent 16 years at Goldman Sachs Group, Inc. from June 2002 to February 2018. She served as an investment analyst in Equity Research, a public equities investor in Goldman Sachs Principal Strategies and portfolio manager and Managing Director in Goldman Sachs Investment Partners. Ms. Chu also served as Co-Head of Equities and Managing Director for Alwyne Management LP from May 2018 to January 2020. Ms. Chu received her B.S. degrees in Economics and Management Science from the Massachusetts Institute of Technology in 2002. We believe that Ms. Chu’s leadership experience makes her an appropriate member of our Board.
CORPORATE GOVERNANCE

Corporate Governance Highlights

Corporate governance is key to a strong and accountable board of directors. We strive to adopt practices that will promote the long-term interests of the Company and its stockholders, including the below examples.

✓	Accountability. Our common stock outstanding on the Record Date is entitled to one vote per matter presented to stockholders	✓	Annual Board and Committee Self-Evaluations

✓	We meet Nasdaq’s definition of a controlled company, but we do not take advantage of the controlled company exemptions	✓	Annual Named Executive Officer Performance Evaluation by the Compensation Committee of the Board

✓	Five of the seven members of our Board are “independent” under Nasdaq’s definition of independence	✓	“Pay for Performance” Philosophy Drives Executive Compensation

✓	Our Audit and Compensation Committees are each composed entirely of unaffiliated independent directors	✓	Audit Committee Approval Required for Related Party Transactions

✓	Regular Board and Committee Executive Sessions of Independent Directors	✓	No “Poison Pill” (Stockholder Rights Plan)

✓	Lead Independent Director	✓	Established Whistleblower Policy

✓	Independent Executive Compensation Consultant	✓	Risk Oversight by the Board and the Audit Committee
Board Composition and Election of Directors
Our business and affairs are managed under the direction of our Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.
The number of directors is fixed by our Board, subject to the terms of our amended and restated certificate of incorporation, our amended and restated bylaws and our Stockholders Agreement. Our Board consists of seven directors, five of whom qualify as “independent” under the Nasdaq listing standards.
Directors are (except for the filling of vacancies and newly created directorships) elected by the holders of a plurality of the votes cast by the holders of shares present in person or represented by proxy at the meeting and entitled to vote on the election of such directors. Our Board is divided into three classes with staggered three-year terms. Only one class of directors is elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. This classification of our Board may have the effect of delaying or preventing changes in control of our company. Our directors are divided among the three classes as follows:
•the Class I directors are Yogi Jashnani and Daniel Sollof;
•the Class II directors are Adam Feinstein, Kenneth Higgins and Thomas Aaron; and
•the Class III directors are Dr. Aaron Rollins and Caroline Chu.
Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. No decrease in the number of directors will shorten the term of any incumbent director.
In addition, we entered into a stockholders agreement with affiliates of our Sponsor and Dr. Aaron Rollins in connection with our initial public offering (the “Stockholders Agreement”). This agreement grants affiliates of our Sponsor and Dr. Aaron Rollins the right to designate nominees to our Board subject to the maintenance of certain ownership requirements in us. See “Certain Relationships and Related Party Transactions, and Director Independence—Stockholders Agreement.”
In accordance with our corporate governance guidelines and subject to the Stockholders Agreement, our independent directors will designate a lead independent director in the event that the Company does not have an independent chairperson of the Board. Adam Feinstein is designated as the lead independent director of the Board, responsible for coordinating the activities of the independent directors. The specific responsibilities of the lead independent director are to:
•work with the Chief Executive Officer to develop and approve an appropriate Board meeting schedule;
•work with the Chief Executive Officer to develop and approve Board meeting agendas;

•provide the Chief Executive Officer feedback on the quality, quantity, and timeliness of the information provided to the Board;
•develop the agenda and moderate executive sessions of the independent members of the Board;
•preside over Board meetings when the Chief Executive Officer is not present or when Board or Chief Executive Officer performance or compensation is discussed;
•act as principal liaison between the independent members of the Board and Chief Executive Officer;
•convene meetings of the independent directors as appropriate;
•be available for consultation and direct communication with stockholders as deemed appropriate; and
•perform other duties as the Board may determine from time to time.
Our corporate governance guidelines also provide that the independent directors shall meet periodically in executive session but no less than two times per year or whatever minimum has been set by the Nasdaq listing standards.
Controlled Company Exemption
We meet the definition of a “controlled company” under the Nasdaq listing standards, and thus we qualify for the “controlled company” exemption to the board of directors and committee composition requirements under the Nasdaq listing standards. If we were to rely on this exemption, we would be exempt from the requirements that (1) our Board be comprised of a majority of independent directors, (2) we have a nominating and corporate governance committee composed entirely of independent directors, and (3) our compensation committee be comprised solely of independent directors. The “controlled company” exemption does not modify the independence requirements for the audit committee, and we comply, and intend to continue complying, with the requirements of the Sarbanes-Oxley Act and the Nasdaq listing standards, which require that our audit committee be composed of at least three members and entirely of independent directors within one year from the date of this prospectus.
We do not, and do not intend to, rely on the "controlled company" exemption under the Nasdaq listing standards and we have taken all actions necessary to comply with such requirements, including appointing a majority of independent directors to the Board and establishing certain committees composed entirely of independent directors within the time frames set forth under the Nasdaq listing standards. However, as long as we remain a “controlled company” these requirements will not apply to us and we may, in the future, seek to utilize some or all of these exemptions.
Annual Board and Committee Performance Review
Pursuant to our corporate governance guidelines, the nominating and corporate governance committee is responsible for reporting annually to the Board an evaluation of the overall performance of the Board. Additionally, the charters of the audit committee, compensation committee, and nominating and corporate governance committees each provide that the respective committee is responsible for performing or participating in an annual evaluation of its performance, the results of which are presented to the Board.
Board Meeting Attendance
During the fiscal year ended December 31, 2024 (“Fiscal 2024”), our Board met four times, our audit committee met four times, our compensation committee met six times and our nominating and corporate governance committee met four times. Each director attended the board of directors' meetings and all of the meetings of the committees of the board of directors on which such director served in Fiscal 2024. The board of directors and its committees also approved certain actions by unanimous written consent in lieu of a meeting.
It is our policy that our directors attend annual meetings of stockholders.

Committees of the Board of Directors
Our Board has an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board are described below. Members serve on these committees until their resignation or until as otherwise determined by our Board. Each of the committees operates under its own written charter adopted by the Board, each of which is available on our website at https://investors.airsculpt.com.
Audit Committee

Our audit committee consists of Thomas Aaron, Caroline Chu, and Kenneth Higgins, with Thomas Aaron serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that Thomas Aaron is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933. Our audit committee, among other things:
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
•oversees cybersecurity controls, risks and policies;
•develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviews our policies on risk assessment and risk management; and
•reviews and approves or disapproves all related party transactions.
Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq.Our audit committee’s charter is accessible on our website at https://investors.airsculpt.com/corporate-governance/governance.
Compensation Committee
Our compensation committee consists of Caroline Chu, Thomas Aaron, and Kenneth Higgins, with Caroline Chu serving as Chairperson. The composition of our compensation committee meets the requirements for independence under Nasdaq listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our Board relating to compensation of our executive officers. Our compensation committee, among other things:
•reviews, approves and determines, or makes recommendations to our Board regarding, the compensation of our executive officers;
•administers our stock and equity incentive plans;
•reviews and approves, or makes recommendations to our Board regarding, incentive compensation and equity plans; and
•establishes and reviews general policies relating to compensation and benefits of our employees.
Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. Our compensation committee’s charter is accessible on our website at https://investors.airsculpt.com/corporate-governance/governance. The charter provides that the compensation committee may, in its sole discretion and at the expense of the Company, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

To assist the compensation committee in meeting its responsibilities, the compensation committee engaged Haigh & Co. (“Haigh”) as its independent outside compensation consultant to regularly provide executive compensation market analysis and insight, with respect to our executive officers. Haigh only provides services to the compensation committee with respect to executive and director compensation and does not provide any other services to the Company.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Kenneth Higgins and Daniel Sollof, with Kenneth Higgins serving as Chairperson. The composition of our nominating and corporate governance committee meets the requirements for independence under Nasdaq listing standards and SEC rules and regulations. Our nominating and corporate governance committee, among other things:
•identifies, evaluates and selects, or makes recommendations to our Board regarding, nominees for election to our Board and its committees;
•evaluates the performance of our Board and of individual directors;
•considers and makes recommendations to our Board regarding the composition of our Board and its committees;
•reviews developments in corporate governance practices;
•evaluates the adequacy of our corporate governance practices and reporting; and
•develops and makes recommendations to our Board regarding corporate governance guidelines and matters.
The nominating and corporate governance committee operates under a written charter that satisfies the applicable listing requirements and rules of Nasdaq. Our nominating and corporate governance committee’s charter is accessible on our website at https://investors.airsculpt.com/corporate-governance/governance.
Insider Trading Policy
Our Insider Trading Policy, adopted in November 2021 and most recently amended in March 2024, expressly prohibits our employees, designated consultants, officers and directors, and the related persons of each of the foregoing, who know or have access to material information regarding the Company that has not been fully disclosed to the public from (i) trading in Company securities or engaging in transactions in securities of another company with which the Company conducts business, such as a customer, partner, or supplier, if they are in possession of or otherwise aware of material information relating to such other company obtained in course of employment with, or services performed on behalf of, the Company (ii) purchasing Company securities on margin or holding Company securities in a margin account at any time, (iii) pledging Company securities as collateral for a loan, (iv) engaging in hedging or monetization transactions with respect to Company securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds, and (v) trading in derivative securities related to our Company securities, which includes publicly traded call and put options. Our Insider Trading Policy also provides that the Company will not effect transactions in respect of its securities, or adopt any securities repurchase plans, when it is in possession of material nonpublic information concerning the Company, other than in compliance with applicable law.
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. The Code of Business Conduct and Ethics is accessible on our website at https://investors.airsculpt.com/corporate-governance/governance. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.
EXECUTIVE OFFICERS
Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as our executive officers as of March 14, 2025.

On August 8, 2024, Todd Magazine stepped down from his role as Chief Executive Officer of the Company, effective as of
August 8, 2024. As discussed below, on August 8, 2024, Mr. Magazine entered into a Transition Services Agreement (the “Transition Services Agreement”) with the Company (previously filed as Exhibit 10.1 of the Company’s Current Report on
Form 8-K (file no. 001-40973), filed with the SEC on August 9, 2024), which provided for the severance benefits specified in Section 7.2 of the Magazine Employment Agreement (as defined below) and continued vesting of certain equity awards until January 1, 2025, subject to Mr. Magazine’s provision of consulting services to the Company through December 31, 2024.

Name	Age	Position
Yogi Jashnani (1)	43	Chief Executive Officer and Director
Dennis Dean	52	Chief Financial Officer
Dr. Aaron Rollins (1)	50	Executive Chairman of the board of directors

(1) See “Board of Directors” for a description of Yogi Jashnani’s and Dr. Aaron Rollins' experience.

Dennis Dean has served as our Chief Financial Officer since June 1, 2021. Mr. Dean also served as Interim Chief Executive Officer from August 8, 2024 through January 7, 2025. Mr. Dean has over 20 years of experience in multi-site healthcare services. Prior to joining the Company, Mr. Dean served as Senior Vice President of Finance and Operations for Envision Healthcare from January 2019 to December 2020. Mr. Dean also served as Chief Accounting Officer and Corporate Controller for Surgery Partners and its predecessor company, Symbion, from 2008 through 2018 and was part of the team which took Surgery Partners public in 2015. Prior to joining Symbion, he co-founded Resource Partners, LLC, a healthcare-focused financial consulting firm, and began his career at Deloitte. Mr. Dean is a Certified Public Accountant and holds a B.S. in Accounting and an MAcc from Western Kentucky University.

Item 11. Executive Compensation

This section provides an overview of the compensation of our principal executive officer and our next two most highly-compensated executive officers for Fiscal 2024. We refer to these individuals as our named executive officers. Our named executive officers for 2024 were:

•Dr. Aaron Rollins, the Executive Chairman of the Board; and
•Todd Magazine, our former President and Chief Executive Officer; and
•Dennis Dean, our Chief Financial Officer.
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by or paid to our named executive officers (“NEOs”) in respect of their service to us during Fiscal 2024 and the fiscal year ended December 31, 2023 (“Fiscal 2023”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Special Cash Bonus ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Dr. Aaron Rollins	2024	875,000	2,255,856	—	—	125,636	3,256,492
Executive Chairman	2023	875,000	1,906,685	87,500	551,250	215,634	3,636,069
Todd Magazine(5)	2024	453,654	1,804,688	—	—	569,977	2,828,319
Former Chief Executive Officer	2023	631,346	4,131,960	65,800	414,540	447,227	5,690,873
Dennis Dean (6)	2024	500,000	644,540	—	—	9,532	1,154,072
Chief Financial Officer	2023	500,000	544,767	37,500	236,250	7,884	1,326,401

(1)     Amounts in this column for 2024 and 2023 represent the grant date fair value, as determined in accordance with FASB ASC Topic 718, of equity awards in connection with our annual executive long term compensation program made up of 50% restricted stock unit awards ("RSUs") and 50% performance-based restricted stock unit awards ("PSUs") granted pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). Each of the performance-based restricted stock unit award amounts are based on achievement of a relative Total Shareholder Return ("rTSR") as compared to a specified peer company group. These awards can range from 0% to 200% of the target amount reflected in this table.

(2)     The compensation committee exercised its discretion in awarding a special supplemental cash bonus which was paid during the first quarter of Fiscal 2024 to each of Dr. Rollins, Mr. Magazine and Mr. Dean in recognition of the operational performance of the Company's new facilities opened in the United States during Fiscal 2023.

(3) Amounts in this column reflect annual incentive compensation payments earned by our named executive officers in 2024 and 2023.

(4)    Amounts shown in the “All Other Compensation” column represent the surgical related service fees in the amount of $119,000 and $207,750 for 2024 and 2023, respectively, paid to Dr. Rollins related to surgical procedures he performed, severance payments made to Todd Magazine of $565,385 in 2024 and a $265,000 sign-on bonus and $175,000 relocation fee related to the hiring of Todd Magazine in 2023 and medical, dental and vision insurance policy premiums paid by us.

(5)    Mr. Magazine served as the Company's Chief Executive Officer until August 8, 2024.

(6)    Mr. Dean served as the Company's Interim Chief Executive Officer and Chief Financial Officer from August 8, 2024 to January 7, 2025, at which time he returned to his role as Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table
Annual Base Salary
Each named executive officer's base salary is a fixed component of compensation for each year for performing specific job duties and functions. The 2024 annual base salaries for our named executive officers are set forth in the "Summary Compensation Table" above.
Non-Equity Incentive Compensation
In addition to their annual base salary, our named executive officers are eligible for an annual cash performance bonus for each fiscal year based upon achievement of our performance targets, as determined by our Board in its sole and absolute discretion. For Fiscal 2024, Dr. Rollins, Mr. Magazine and Mr. Dean were eligible to earn a target annual incentive cash compensation of 100%, 100%, and 75%, respectively, of their annual base salary based on annual EBITDA performance. In March of 2024, our Board approved the 2024 budgeted EBITDA target of $50.0 million and budgeted revenue target of $227.9 million. For the 2024 performance period, our EBITDA was $20.7 million and our revenue was $180.4 million. As a result of our performance versus company objectives, no bonus was earned by each named executive officer.
Special Bonus
The compensation committee exercised its discretion in awarding special supplemental cash bonuses of $87,500, $65,800 and $37,500 which were paid during the first quarter of Fiscal 2024 to each of Dr. Rollins, Mr. Magazine and Mr. Dean, respectively, in recognition of the operational performance of the Company's new facilities opened in the United States during Fiscal 2023.
IPO Equity Awards

In connection with our initial public offering, we awarded special one-time grants of RSUs and PSUs under the 2021 Plan to certain key executives, including each of Dr. Rollins and Mr. Dean (the “IPO Awards”). The IPO Awards for Dr. Rollins and Mr. Dean are 50% in the form of RSUs and 50% in the form of PSUs. As of December 31, 2024, all unvested and unearned RSUs and PSUs granted under the IPO Awards have been forfeited and cancelled.
Annual Equity Awards
We awarded RSUs and PSUs to each of Dr. Rollins, Mr. Magazine and Mr. Dean (the “Annual Awards”) in Fiscal 2024 from our 2021 Equity Incentive Award Plan. The Annual Awards for Dr. Rollins, Mr. Magazine and Mr. Dean were 50% in the form of RSUs and 50% in the form of PSUs.
The number of RSUs granted to Dr. Rollins, Mr. Magazine and Mr. Dean in connection with their Annual Awards cover 136,141 shares of our common stock, 108,913 shares of our common stock and 38,898 shares of our common stock, respectively. The RSUs vest one-third annually over the first three anniversaries of the date of grant, subject to continued employment on such date, except as otherwise described under “Potential Payments and Benefits upon Termination or Change in Control” below.
For Dr. Rollins, Mr. Magazine and Mr. Dean, the number of PSUs granted to them in connection with their 2024 Annual Awards cover 136,141 shares of our common stock, 108,913 shares of our common stock and 38,898 shares of our common stock, respectively. The PSUs vest based on the Company's total shareholder return relative to a specified peer group (the "rTSR"). Based on the rTSR, the awards can settle in shares in a range of 0% to 200% of the target units. Vesting of the PSUs is subject to continued employment until the end of the performance period, except as otherwise described under “Potential Payments and Benefits upon Termination or Change in Control” below. Upon a change in control (as defined in the 2021 Plan), the performance conditions underlying the PSUs are deemed satisfied at target and the PSUs remain subject solely to time-based vesting over the remainder of the three year performance period, subject to continued service on such date except as otherwise described under “Potential Payments and Benefits upon Termination or Change in Control” below.

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
Transition Services Agreement with Todd Magazine
On August 8, 2024, Todd Magazine stepped down from his role as Chief Executive Officer of the Company, effective as of August 8, 2024.
On August 8, 2024, Mr. Magazine entered into the Transition Services Agreement with the Company, which provided for the severance benefits specified in Section 7.2 of the Magazine Employment Agreement. In addition, in consideration for the provision by Mr. Magazine of consulting services to the Company through December 31, 2024, and for his acknowledgement that the Employee Covenants Agreement between him and the Company, dated as of January 30, 2023, remains binding on him following his termination of employment, a total of 75,000 restricted stock units of the Company previously granted to Mr. Magazine, which were unvested and would otherwise have been forfeited, remained outstanding and vested on January 1, 2025.

Employment Agreements
Employment Agreement with Mr. Jashnani
On December 17, 2024, the Company appointed Yogesh Jashnani to serve as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Jashnani, effective January 7, 2025 (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-40973), filed with the SEC on December 17, 2024) (the "Jashnani Employment Agreement").
The Jashnani Employment Agreement provides that Mr. Jashnani will receive a base salary of $700,000, which may be reviewed annually and may be increased, but not decreased, without his consent. The Jashnani Employment Agreement also provides that Mr. Jashnani is eligible to receive an annual performance-based cash bonus with a target annual incentive of 100% of base salary, which incentive is earned based on the achievement of performance targets, as determined annually by our Board. Any annual bonus, to the extent earned, is paid in a lump sum.
The Jashnani Employment Agreement also provided that Mr. Jashnani would receive a sign-on cash bonus payment of $262,500, with $150,000 paid on signing and the remainder paid when annual bonuses are paid to the Company’s executive officers, and a sign-on equity award with a grant value of $2,333,333, consisting of RSUs with a grant date value of $1,000,000 (vesting annually over three years) and of PSUs with a target grant date value of $1,333,333 (eligible to vest over a three-year performance period based on stock price appreciation targets). Further, in the event that the Company requires Mr. Jashnani to relocate his principal office location to the Company’s principal office, Mr. Jashnani shall be entitled to receive a subsidy for relocation costs up to a maximum of $175,000.
Under the Jashnani Employment Agreement, Mr. Jashnani is also eligible to participate in the Company’s 2021 Equity Incentive Plan, with a 2025 annual equity award having a grant date value of 200% of Mr. Jashnani’s annual base salary on terms substantially similar to the Company's other executive officers, subject to the terms and conditions of the applicable grant agreement and the approval of the Board.
Executive Chairman Employment Agreement with Dr. Rollins
In connection with his appointment to Executive Chairman of the Board, Dr. Rollins entered into an amended and restated employment agreement as of January 4, 2023 (the “Second Amended and Restated Employment Agreement”) (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K, dated December 30, 2022), which expired as of October 29, 2024 in accordance with its terms. Dr. Rollins remains employed with the Company as an “at-will” employee.

The Second Amended and Restated Employment Agreement applied with respect to all of the compensation disclosed for Dr. Rollins in the "Summary Compensation Table" above.
Employment Agreement with Mr. Magazine
On December 30, 2022, the Company appointed Todd Magazine to serve as President and Chief Executive Officer of the Company and entered into an employment agreement with Mr. Magazine, effective January 30, 2023 (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-40973), filed with the SEC on January 6, 2023) (the “Magazine Employment Agreement”). On August 8, 2024, Mr. Magazine stepped down from his role as President and

Chief Executive Officer of the Company, which resulted in the termination of the Magazine Employment Agreement. The compensation paid under the Magazine Employment Agreement is disclosed in the "Summary Compensation Table" above.
Employment Agreement with Mr. Dean
On October 5, 2021, the Company entered into an Amended and Restated Employment Agreement with Mr. Dean in connection with our initial public offering (the “Amended and Restated Employment Agreement”), which agreement became effective upon completion of the Company’s initial public offering. The Amended and Restated Employment Agreement applied with respect to all of the compensation disclosed for Mr. Dean in the "Summary Compensation Table" above.
The Amended and Restated Employment Agreement provides that Mr. Dean will receive a base salary of $500,000, which may be reviewed annually and may be increased, but not decreased, without his consent. The Amended and Restated Employment Agreement also provides that Mr. Dean is eligible to receive an annual performance-based cash bonus with a target annual incentive of 75% of base salary, which incentive is earned based on the achievement of performance targets, as determined annually by our Board. Any annual bonus, to the extent earned, is paid in a lump sum.
Under the Amended and Restated Employment Agreement, Mr. Dean is also eligible to participate in the Company’s annual equity grant program, with the first such annual equity grant in the first quarter of 2022, subject to the terms and conditions of the applicable grant agreement and the approval of the Board.
Employee Covenants Agreement
We entered into an Employee Covenants Agreement with Dr. Rollins dated as of October 2, 2018 (the “Rollins Covenants Agreement”), which agreement includes customary confidentiality and non-disparagement provisions, as well as provisions relating to assignment of inventions. On October 5, 2021, we entered into an amendment to the Rollins Covenants Agreement, which became effective upon completion of our initial public offering. The Rollins Covenants Agreement, as amended, also includes non-competition and non-solicitation of employees and customers provisions that run during Dr. Rollins’ employment with the Company and for a period of twelve months after termination of employment.
We also entered into Employee Covenants Agreements with Mr. Magazine and Mr. Jashnani dated as of December 29, 2022 and January 7, 2025, respectively, which include customary confidentiality and non-disparagement provisions.

Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2024, our named executive officers held outstanding equity-based awards of the Company as listed in the table below. For purposes of this summary, the Company assumes the market-based PSUs will be issued at 100% of the units within the range of 0% to 200%.

		Stock Awards
Name	Grant Date	Number of Shares or Units That Have Not Yet Vested (#)(1)	Market Value of Shares or Units That Have Not Yet Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units That Have Not Vested ($)(2)
Dr. Aaron Rollins	2/25/2022	21,462	111,388	—	—
Executive Chairman	3/14/2023	98,536	511,402	—	—
	3/14/2023		—	147,805	767,108
	2/20/2024	136,141	706,572	—	—
	2/20/2024		—	136,141	706,572
Todd Magazine(4)	1/31/2023	37,500	194,625	—	—
Former Chief Executive Officer	1/31/2023	—	—	63,172	327,863
	3/14/2023	37,500	194,625	—	—
	3/14/2023		—	94,569	490,813
	2/20/2024		—	21,882	113,568
Dennis Dean(5)	2/25/2022	6,132	31,825	—	—
Chief Financial Officer	3/14/2023	28,153	146,114		—
	3/14/2023		—	42,230	219,174
	2/20/2024	38,897	201,875		—
	2/20/2024		—	38,897	201,875

(1)    Includes RSU awards granted on February 25, 2022, March 14, 2023 and February 20, 2024 that vest in three equal installments one, two and three years after grant date. Further, pursuant to the terms of Todd Magazine's Transition Services Agreement and in consideration of consulting services provided thereunder, 37,500 RSUs associated with a grant on January 31, 2023 and 37,500 RSUs associated with a grant on March 14, 2023 remain outstanding and eligible to vest on January 1, 2025. These RSUs would have otherwise been forfeited but instead vested on January 1, 2025 upon satisfactory completion of the consulting services provided under the Transition Services Agreement.
(2)    Based on the closing sale price of AirSculpt common stock on NASDAQ of $5.19 per share on December 31, 2024.

(3)    Includes PSU awards granted on January 31, 2023, March 14, 2023 and February 20, 2024 vest based on achievement of a relative total shareholder return, as described under “Annual Equity Awards” above. Under Todd Magazine's PSU award agreements, 63,172 PSUs related to his January 31, 2023 grant, 94,569 PSUs related to his March 13, 2023 grant and 21,882 PSUs related to his February 20, 2024 grant remain outstanding and eligible to vest at the end of the respective performance periods of such grants, subject to achievement of the performance objectives described therein. If the performance objectives are met by December 31, 2025 for his fiscal year 2023 grants and December 31, 2026 for his fiscal year 2024 grant, the awards would vest accordingly. These awards can range from 0% to 200% of the target amount reflected in this table.

(4)    Mr. Magazine served as the Company's Chief Executive Officer until August 8, 2024.

(5)    Mr. Dean served as the Company's Interim Chief Executive Officer and Chief Financial Officer from August 8, 2024 to January 7, 2025, at which time he returned to his role as Chief Financial Officer.
Potential Payments and Benefits upon Termination or Change in Control
As discussed under “Employment Agreements,” the Amended and Restated Employment Agreements provide for certain severance payments in connection with our NEOs termination of employment under certain circumstances.
Director compensation
The following table sets forth the compensation awarded to, earned by or paid to the non-employee members of our board of directors in respect of their service to our board of directors during our Fiscal 2024. Dr. Rollins’ compensation for Fiscal 2024 is included in the “Summary Compensation Table” above and as described in the accompanying narrative description.

Other than as set forth in the table below, we did not pay any compensation to any of the members of our board of directors for Fiscal 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Thomas Aaron	102,500	150,000	—	252,500
Caroline Chu	100,000	150,000	—	250,000
Kenneth Higgins	107,500	150,000	—	257,500
Pamela Netzky(3)	82,500	150,000	—	232,500

(1)     The amounts in this column represent annual cash retainers, committee chair and committee membership fees. Any director who is an officer of the Company and any director who is nominated by Vesey Street Capital Partners, L.L.C., including Messrs. Feinstein and Sollof, did not receive any AirSculpt director compensation.
(2)    The amounts in this column represent the grant date fair value, as determined in accordance with FASB ASC Topic 718, of awards of restricted stock units granted under the 2021 Plan. Aggregate restricted stock unit awards outstanding as of December 31, 2024 are 26,087 for each of Mr. Aaron, Ms. Chu, and Mr. Higgins.

(3)    On December 24, 2024, Ms. Netzky resigned as a director and as a member of the Nominating and Corporate Governance Committee of the Company’s board of directors.

Narrative to Director Compensation Table
In connection with our initial public offering, we adopted a formal policy governing the compensation of our non-employee directors. Any director who also serves as an employee receives no additional compensation for services as a director or as a member of a committee of our Board. Compensation for our non-employee directors (other than Adam Feinstein and Daniel Sollof, who are not compensated for their service as directors) includes an annual cash retainer of $75,000. In addition, non-employee directors (other than Adam Feinstein and Daniel Sollof, who are not compensated for their service as directors) also receive an additional cash retainer for service on the audit committee, compensation committee, or nominating and corporate governance committee of our Board. The chairman of the audit committee receives an additional cash retainer of $20,000, and the other members of the audit committee will receive an additional cash retainer of $10,000. The chairmen of the compensation committee or nominating and corporate governance committee each receive an additional cash retainer of $15,000, and each other member of such committee will receive an additional cash retainer of $7,500. All cash retainers for service on committees of our Board are payable quarterly. All cash retainers will be pro-rated for any partial periods of service. In addition to cash compensation, each non-employee director (other than Adam Feinstein and Daniel Sollof, who are not compensated for their service as directors) receives an annual RSU grant, which will be granted at each annual meeting of our stockholders and will vest upon the earlier of (i) the first anniversary of the date of grant or (ii) the day prior to our next annual meeting of stockholders. By completing a deferral election in the year prior to the annual RSU grant, each director may elect to defer all, or a portion, of the RSUs granted to such director in the following year. Settlement of such RSUs may be deferred until the director’s separation from service or a date specified at the time of such election. For Fiscal 2024, we granted 26,087 RSUs under the 2021 Plan to each of our non-employee directors which RSUs will vest on May 7, 2025, subject to each non-employee director's continued service through such date.

Compensation Committee Interlocks and Insider Participation

All compensation and related matters are reviewed by our compensation committee. None of the members of our compensation committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options, stock appreciation rights, or similar option-like instruments and, as such, do not have any policy or practice in place on the timing of awards of options, stock appreciation rights, or similar option-like instruments in relation to the disclosure of material non-public information. If in the future we anticipate granting stock options, stock appreciation rights, or similar option-like instruments, we may establish a policy regarding how the board of directors determines when to grant such awards and how the board of directors or the compensation committee will take material nonpublic information into account when determining the timing and terms of such awards.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Beneficial Ownership
The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2025 by (i) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

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

Applicable percentage ownership is based on 58,574,516 shares of common stock outstanding as of March 13, 2025. RSUs that may vest and settle within 60 days of March 13, 2025 are deemed to be outstanding and to be beneficially owned by the person holding the RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is: 1111 Lincoln Road, Suite 802, Miami Beach, Florida 33139.

	Common Stock beneficially owned
Name and address of beneficial owner	Number	Percentage
5% stockholders:
Dr. Aaron Rollins	14,718,944	25.13%
Entities affiliated with Vesey Street Capital Partners, L.L.C.(1)(2)	29,324,180	50.06%
Thrivent Financial for Lutherans (3)	5,169,819	8.83%
SW Investment Management LLC (4)	4,700,000	8.02%
Directors and named executive officers:
Todd Magazine (5)	268,068	*
Yogi Jashnani (6)	—	*
Dennis Dean (7)	542,043	*
Dr. Aaron Rollins (8)	14,718,944	25.13%
Adam Feinstein (1)	29,324,180	50.06%
Daniel Sollof	—	*
Caroline Chu	92,099	*
Thomas Aaron (9)	91,899	*
Kenneth Higgins (9)	89,099	*
All executive officers and directors as a group (9 persons)	45,126,332	77.04%

*	Represents less than 1%.
(1)	Consists of 13,575,862 shares of common stock held directly by VSCP EBS Aggregator, L.P., a Delaware limited partnership (“VSCP EBS”), 4,374,714 shares of common stock held directly by Vesey Street Capital Partners Healthcare Fund-A, L.P., a Delaware limited partnership (“VSCP Health Fund A”), and 11,373,604 shares of common stock held directly by EBS Aggregator Blocker Holdings, LLC, a Delaware limited liability company (“Aggregator Blocker Holdings”). Mr. Feinstein serves as managing partner of Vesey Street Capital Partners, L.L.C., a Delaware limited liability company (“VSCP Fund”), which is the general partner of Vesey Street Capital Partners Healthcare GP, L.P., a Delaware limited partnership, which serves as the general partner of VSCP EBS and VSCP Health Fund A. and the manager of Aggregator Blocker Holdings. The address for Mr. Feinstein, VSCP EBS, VSCP Health GP, Aggregator Blocker Holdings and VSCP Fund is c/o Adam Feinstein, 428 Greenwich Street, New York, NY 10013.
(2)	Shares voting power and investment power of the 11,373,604 shares of common stock with investors in EBS Aggregator Blocker Holdings, LLC.
(3)	Thrivent Financial for Lutherans is located at 901 Marquette Avenue, Suite 2500, Minneapolis, MN 55402.
(4)	SW Investment Management LLC is located at 215 N. Fir St., Telluride, Colorado, 81435.
(5)	Mr. Magazine served as the Company's Chief Executive Officer until August 8, 2024.
(6)	Mr. Jashnani was appointed to serve as the Company's Chief Executive Officer and as a director of the Company, effective January 7, 2025.
(7)	Includes 14,077 shares of common stock issuable within 60 days of March 13, 2025 pursuant to restricted stock units.
(8)	Includes 49,268 shares of common stock issuable within 60 days of March 13, 2025 pursuant to restricted stock units.
(9)	Includes 29,762 restricted stock units issued to the holder on May 10, 2023, which were deferred pursuant to a Non-Employee Director
Restricted Stock Unit Deferral Election, the underlying shares of which could be settled in stock within 30 days upon the holder’s resignation as a director of the Company, without the need to satisfy any additional vesting requirements.

Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024. For purposes of this summary, the Company assumes the market-based PSUs will be issued at 100% of the units within the range of 0% to 200%.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,615,383	$0	5,834,850
Equity compensation plans not approved by security holders	—	—	—
Total	1,615,383	$0	5,834,850

(1)	Total reflects outstanding stock options, RSUs and PSUs granted pursuant to our 2021 Equity Incentive Plan as of December 31, 2024. The number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2023, and continuing through and including January 1, 2031, by four percent (4%) of the aggregate number of shares of common stock issued and outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors prior to the applicable January 1.
(2)	The weighted-average exercise price of outstanding options, warrants and rights is $0 because there are no outstanding options and the outstanding RSUs and PSUs have no exercise price.
Section 16(a) Reporting
Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons who beneficially own more than 10% of our common stock file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements on a timely basis for the fiscal year ended December 31, 2024, except for three Form 4s, which were filed by Dr. Aaron Rollins, Todd Magazine and Dennis Dean after the time period allowed for disclosing compensatory grants of awards of 136,141, 38,898 and 108,913 Restricted Stock Units, respectively, made on February 20, 2024 pursuant to the Company's 2021 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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
In July 2020, we entered into an MSA with EBS Arizona, LLC, which is owned by Dr. Aaron Rollins’ father, Dr. Arlen J. Rollins. Pursuant to this MSA, during Fiscal 2024 and Fiscal 2023, Dr. Arlen J. Rollins received compensation of $48,000 and $48,000, respectively, for his role as medical director of our center located in Scottsdale, Arizona.
In connection with each of the MSAs, we entered into Continuity Agreements with Dr. Aaron Rollins and Dr. Arlen J. Rollins; provided that, because of limitations under New York law, there is no Continuity Agreement in place with respect to the New York Professional Association.
Stockholders Agreement
In connection with our initial public offering, we entered into the Stockholders Agreement, which requires us to, among other things, nominate a number of individuals designated by affiliates of our Sponsor for election to the Board at any meeting of our stockholders (each a “Sponsor Director”) such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board or a duly-authorized committee of the Board, as a director of our Company, and taking into account any director continuing to serve without the need for re-election, the number of Sponsor Directors serving as directors of our Company will be equal to:
•if affiliates of our Sponsor together beneficially own 25% or more of our outstanding shares of common stock, two Sponsor Directors; and
•if affiliates of our Sponsor together beneficially own 10 % or more, but less than 25%, of our outstanding shares of common stock, one Sponsor Director.
For so long as the Stockholders Agreement remains in effect, Sponsor Directors may be removed only with the consent of our Sponsor. In the case of a vacancy on our Board created by the removal or resignation of a Sponsor Director, the Stockholders Agreement requires us to nominate an individual designated by affiliates of our Sponsor for election to fill the vacancy. Additionally, for so long as affiliates of our Sponsor hold at least 25% of our outstanding shares of common stock, we must take all necessary action to ensure that the number of directors serving on our Board will not exceed eight without the consent of affiliates of our Sponsor. Further, for so long as affiliates of our Sponsor are entitled to designate two Sponsor Directors for election to our Board, we are required to take all necessary action to cause the chairperson of our Board to be an individual chosen by affiliates of our Sponsor.
Additionally, the Stockholders Agreement grants Dr. Aaron Rollins the right to nominate one director (the “Rollins Director”) to our Board for so long as Dr. Aaron Rollins beneficially owns 10% or more of our outstanding shares of common stock. For so long as the Stockholders Agreement remains in effect, the Rollins Director may be removed only with the consent of Dr. Aaron Rollins. In the case of a vacancy on our Board created by the removal or resignation of the Rollins Director, the Stockholders Agreement requires us to nominate an individual designated by Dr. Aaron Rollins for election to fill the vacancy.
On July 30, 2024, the Company, Sponsor and Dr. Rollins entered into an amendment to the Stockholders Agreement, which provides that the Board and any committee thereof shall have no obligation to recommend a Sponsor Director or a Rollins Director for election to the Board at a meeting of stockholders called for the purpose of electing directors if the Board or such committee, in exercising its fiduciary duties to the Company and its stockholders, does not believe that such Sponsor Director or Rollins Director should be elected to the Board.

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
Limited Guarantee
In connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into the Limited Guarantee, pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee is callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company has not prepaid the Term Loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if Sponsor is required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then Sponsor will be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to Sponsor if a payment occurs under the Limited Guarantee, to the extent such payment does not result from the issuance of shares of common stock by the Company to Sponsor.

Policies and Procedures for Related Party Transactions
Our audit committee charter provides that the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our Board adopted a policy governing the review and approval of related party transactions by the audit committee.
Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Caroline Chu, Thomas Aaron, Kenneth Higgins, Daniel Sollof and Adam Feinstein do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a) of the Nasdaq listing standards. In making determinations under Rule 5605(d) of the Nasdaq listing standards, our Board considered the current and prior relationships that each non-employee director has with our company, including the fact that Daniel Sollof and Adam Feinstein are affiliates of our Sponsor, which owns 50.1% of our common stock.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Pursuant to the audit committee charter, the audit committee is responsible for the oversight of our accounting, reporting, and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate, and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. During 2024, the audit committee pre-approved all audit and permitted non-audit services provided by Grant Thornton LLP.

The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2024 and December 31, 2023:

	Fiscal year ended December 31,
	2024	2023
Audit fees(1)	$509,370	$441,176
Audit-related fees	—	—
Tax fees(2)	—	31,610
All other fees	—	—
Total fees	$509,370	$472,786

(1)
“Audit fees” include fees for professional services rendered for the audit of our consolidated financial statements, reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton in connection with the financial statement audit.

(2)	“Tax fees” include fees for tax compliance and advice.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements;
Our Consolidated Financial Statements and Notes thereto are set forth starting on page 85 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules;
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page 85 of this Annual Report on Form 10-K.
(3) Exhibits:
The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibit	File Date
3.1	Amended and Restated Articles of Incorporation	10-Q	001-40973	3.1	8/11/23
3.2	Amended and Restated Bylaws	10-Q	001-40973	3.2	12/03/21
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock	S-1/A	333-260067	4.1	10/28/21
4.2	Registration Rights Agreement by and between the Company and the Sponsor, dated November 2, 2021	10-Q	001-40973	10.15	12/03/21
4.3	Stockholders Agreement by and between the Company, VSCP EBS Aggregator, LP, Dr. Aaron Rollins, and JCBI II LLC, dated November 2, 2021, as amended on July 30, 2024	10-Q	001-40973	10.1	11/08/24
4.4	Description of Registrant’s Securities	10-K	001-40973	4.4	03/11/22
10.1	Form of Indemnification Agreement by and between the Company and each of its directors and officers	10-Q	001-40973	10.1	12/03/21
10.2	Credit Agreement dated as of November 7, 2022, among AirSculpt Technologies, Inc., as Holdings, EBS Intermediate Parent LLC, as Intermediate Holdings, EBS Enterprises LLC, as the Borrower, the several lenders from time to time party hereto, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender	8-K	001-40973	10.1	11/09/22
10.3	Second Amendment to Credit Agreement, dated September 13, 2024	8-K	001-40973	10.1	09/13/24
10.4	Third Amendment to Credit Agreement, dated March 12, 2025
10.5	Limited Guarantee, dated March 12, 2025
10.6†	Form of Management Services Agreement	10-Q	001-40973	10.3	12/03/21
10.7†	Form of Continuity Agreement	10-Q	001-40973	10.4	12/03/21
10.8†	2021 Equity Incentive Plan	10-Q	001-40973	10.6	12/03/21
10.9†	Employment Agreement between the Company and Todd Magazine, dated December 29, 2022	8-K	001-40973	10.1	01/06/23
10.10†	Transition Services Agreement between the Company and Todd Magazine, dated August 8, 2024	8-K	001-40973	10.1	08/09/24

10.11†	Second Amended and Restated Employment Agreement between the Company and Dr. Rollins, dated January 3, 2023	8-K	001-40973	10.30	01/06/23
10.12†	Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dennis Dean	10-Q	001-40973	10.10	12/03/21
10.13†	Employment Agreement between the Company and Yogesh Jashnani, dated December 6, 2024	8-K	001-40973	10.1	12/17/24
10.14†	Form of AirSculpt Technologies, Inc. RSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.7	12/03/21
10.15†	Form of AirSculpt Technologies, Inc. PSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.8	12/03/21
10.16†	Form of AirSculpt Technologies, Inc. 2021 RSU Award Grant Notice and Award Agreement	10-Q	001-40973	10.12	12/03/21
10.17†	Employee Covenants Agreement, dated as of October 2, 2018, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.13	12/03/21
10.18†	First Amendment to Employee Covenants Agreement, dated as of October 5, 2021, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.14	12/03/21
10.19†	Form of AirSculpt Technologies, Inc. 2022 PSU Award Grant Notice and Award Agreement	8-K	001-40973	10.1	03/03/21
19.1	Insider Trading Policy
21.1	List of Subsidiaries	S-1/A	333-260067	21.1	10/28/21
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97	Compensation Clawback Policy, effective as of October 2, 2023	10-K	001-40973	97	02/27/24
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRSCULPT TECHNOLOGIES, INC.

Date: March 14, 2025
By: /s/ Yogi Jashnani
Yogi Jashnani
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yogi Jashnani and Dennis Dean, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yogi Jashnani	Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2025
Yogi Jashnani

/s/ Dennis Dean	Chief Financial Officer (Principal Financial Officer)	March 14, 2025
Dennis Dean

/s/ Philip Bodie	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2025
Philip Bodie

/s/ Dr. Aaron Rollins	Executive Chairman of the Board	March 14, 2025
Dr. Aaron Rollins

/s/ Adam Feinstein	Director	March 14, 2025
Adam Feinstein

/s/ Daniel Sollof	Director	March 14, 2025
Daniel Sollof

/s/ Caroline Chu	Director	March 14, 2025
Caroline Chu

/s/ Thomas Aaron	Director	March 14, 2025
Thomas Aaron

/s/ Kenneth Higgins	Director	March 14, 2025
Kenneth Higgins