Form 10-Q
period 2025-03-31
Airsculpt Technologies, Inc.
filed 2025-05-02
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 58,779,850 shares of common stock outstanding as of May 1, 2025.

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
Our future results could be affected by a variety of other factors, including, but not limited to, inability to sell equity or other securities in the future at a time when we might otherwise wish to effect sales; inability to raise capital on commercially reasonable terms, if at all; the risk that any future financings may dilute our stockholders or restrict our business; failure to stabilize same-center performance; not being able to optimize our marketing investment, go-to-market strategy and sales process; not having the ability to expand our financing options for consumers; being unsuccessful in further product innovations; failure to operate centers in a cost-effective manner; increased operating expenses due to rising inflation; increased competition in the weight loss and obesity solutions market, including as a result of the recent regulatory approval, increased market acceptance, availability and customer awareness of weight-loss drugs; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in the laws governing the corporate practice of medicine or fee-splitting; changes in the regulatory, macroeconomic conditions, including inflation and the threat of recession, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from natural disasters, war, pandemic, terrorist acts or political unrest.

The risk factors discussed in the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K could cause our results to differ materially from those anticipated in the forward-looking statements made in this Quarterly Report on Form 10-Q and in other filings we make from time to time with the U.S. Securities and Exchange Commission. There also may be other risks and uncertainties that are currently unknown to us or that we are unable to predict at this time.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,553	$8,235
Taxes receivable	3,364	3,056
Prepaid expenses and other current assets	6,381	5,826
Total current assets	15,298	17,117
Property and equipment, net	35,750	37,471
Other long-term assets	6,863	6,413
Right of use operating lease assets	23,211	25,669
Intangible assets, net	40,404	41,592
Goodwill	81,734	81,734
Total assets	$203,260	$209,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,136	$6,256
Accrued payroll and benefits	2,230	2,531
Current portion of long-term debt	4,250	4,250
Deferred revenue and patient deposits	2,028	1,169
Accrued and other current liabilities	8,065	8,304
Current operating lease liabilities	6,079	6,099
Total current liabilities	26,788	28,609
Long-term debt, net	64,263	65,456
Deferred tax liability, net	6,576	6,576
Long-term operating lease liabilities	22,833	24,248
Revolving credit funds payable	5,000	5,000
Other long-term liabilities	467	817
Total liabilities	125,927	130,706
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 58,661,268 and 58,369,138, respectively	59	58
Additional paid-in capital	108,525	107,721
Accumulated other comprehensive loss	(602)	(687)
Accumulated deficit	(30,649)	(27,802)
Total stockholders' equity	77,333	79,290
Total liabilities and stockholders' equity	$203,260	$209,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in $000s, except for shares and per share figures)	2025	2024
Revenue	$39,371	$47,620
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	15,950	18,042
Selling, general and administrative(1)	21,768	15,756
Depreciation and amortization	3,242	2,805
Loss on disposal of long-lived assets	—	5
Total operating expenses	40,960	36,608
(Loss)/income from operations	(1,589)	11,012
Interest expense, net	1,625	1,532
Pre-tax net (loss)/income	(3,214)	9,480
Income tax (benefit)/expense	(367)	3,451
Net (loss)/income	$(2,847)	$6,029

(Loss)/income per share of common stock
Basic	$(0.05)	$0.10
Diluted	$(0.05)	$0.10
Weighted average shares outstanding
Basic	58,536,950	57,422,058
Diluted	58,536,950	58,415,163
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

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive (Loss)/Income (Unaudited)

	Three Months Ended March 31,
($000s)	2025	2024
Net (loss)/income	$(2,847)	$6,029
Other comprehensive (loss)/income:
Change in foreign currency translation adjustment	85	160
Total other comprehensive (loss)/income	85	160
Comprehensive (loss)/income	$(2,762)	$6,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2023	57,355,676	$57	$103,898	$(412)	$(19,551)	$83,992
Issuance of common stock through unit vesting	181,717	1	—	—	—	1
Dividends	—	—	479	—	—	479
Equity-based compensation	—	—	(6,781)	—	—	(6,781)
Payment of taxes withheld through vested equity-based compensation	—	—	(377)	—	—	(377)
Net income	—	—	—	—	6,029	6,029
Other comprehensive income	—	—	—	160	—	160
Balance at March 31, 2024	57,537,393	58	97,219	(252)	(13,522)	83,503

Balance at December 31, 2024	58,369,138	$58	$107,721	$(687)	$(27,802)	$79,290
Issuance of common stock through unit vesting	292,130	1	—	—	—	1
Equity-based compensation	—	—	1,239	—	—	1,239
Payment of taxes withheld through vested equity-based compensation	—	—	(56)	—	—	(56)
Net loss	—	—	—	—	(2,847)	(2,847)
Other comprehensive loss	—	—	—	85	—	85
Other	—	$—	(379)	—	—	(379)
Balance at March 31, 2025	58,661,268	$59	$108,525	$(602)	$(30,649)	$77,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
($000s)	2025	2024
Cash flows from operating activities
Net (loss)/income	$(2,847)	$6,029
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	3,242	2,805
Equity-based compensation	1,239	(6,781)
Non-cash interest expense; amortization of debt costs	106	81
Changes in assets and liabilities
Taxes receivable	(308)	1,790
Prepaid expense and other current assets	(555)	(111)
Other assets	2,008	23
Accounts payable	(662)	(527)
Deferred revenue and patient deposits	859	575
Accrued and other liabilities	(2,214)	(519)
Net cash provided by operating activities	868	3,365
Cash flows from investing activities
Purchases of property and equipment, net	(1,901)	(1,562)
Net cash used in investing activities	(1,901)	(1,562)
Cash flows from financing activities
Payment on term loan	(1,063)	(531)
Payments for debt modification	(237)	—
Dividends paid to shareholders	—	(13)
Payment of taxes withheld through vested equity-based compensation	(56)	(377)
Other financing activity	(293)	(175)
Net cash provided used in financing activities	(1,649)	(1,096)
Net (decrease)/increase in cash and cash equivalents	(2,682)	707
Cash and cash equivalents
Beginning of period	8,235	10,262
End of period	$5,553	$10,969

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,521	$1,478
Cash paid for income taxes	$—	$249

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$137	$927
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 – ORGANIZATION AND SUMMARY OF KEY ACCOUNTING POLICIES
AirSculpt Technologies, Inc. (“AirSculpt” or the "Company"), was formed as a Delaware corporation on June 30, 2021. The Company’s revenues are concentrated in the specialty, minimally invasive liposuction market. The Company and its consolidated subsidiaries are referred to collectively in these condensed consolidated financial statements as “we,” “our,” and “us.” Solely for convenience, some of the copyrights, trade names and trademarks referred to in these condensed consolidated financial statements are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks.
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
Interim Financial Statement Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2025, and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of operations and cash flows for the three months ended March 31, 2025 and 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2025 and 2024 are also unaudited. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.
The condensed consolidated balance sheet as of December 31, 2024 is derived from the Company’s annual audited consolidated financial statements for the year ended December 31, 2024, which should be read in conjunction with these condensed consolidated financial statements and which are included in the Company’s Annual Report dated March 14, 2025 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of March 31, 2025 and December 31, 2024 are included in deferred revenue and patient deposits.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. $0.2 million and $— of deferred loan costs were capitalized in the three months ended March 31, 2025 and 2024, respectively. Total amortization of deferred financing costs was approximately $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three months ended March 31, 2025 and 2024.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net (loss)/income for the three months ended March 31, 2025 and 2024 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net (loss)/income for the three months ended March 31, 2025 and 2024 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $7.2 million and $8.4 million for the three months ended March 31, 2025 and 2024, respectively.
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

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of March 31, 2025 or December 31, 2024.
The Company has an effective tax rate of approximately 11.4% and 36.4% for the three months ended March 31, 2025 and 2024, respectively, inclusive of all applicable U.S. federal and state income taxes.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose disaggregated information on certain expenses in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2025. There were no triggering events during the three months ended March 31, 2025 and 2024.
The Company had goodwill of $81.7 million at March 31, 2025 and December 31, 2024.
Intangible assets consisted of the following at March 31, 2025 and December 31, 2024 (in 000’s):

	March 31, 2025	December 31, 2024	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(23,226)	(22,333)
Accumulated amortization of tradenames and trademarks	(7,670)	(7,375)
Total intangible assets	$40,404	$41,592
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.

Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended March 31, 2025 and 2024.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2025 and December 31, 2024 property and equipment consists of the following (in 000’s):

	March 31, 2025	December 31, 2024
Medical equipment	$13,698	$13,568
Office and computer equipment	968	965
Furniture and fixtures	5,060	5,049
Leasehold improvements	34,464	34,270
Construction in progress	2,269	2,251
Less: Accumulated depreciation	(20,709)	(18,632)
Property and equipment, net	$35,750	$37,471
Depreciation expense was approximately $2.0 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.
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
On March 12, 2025, the Company amended the Credit Agreement to modify certain financial covenants made by the Company in the Credit Agreement, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4.25x, 3.50x, 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3.0 million as of the last day of the month ending March 31, 2025, (B) $5.0 million as of the last day of the month ending April 30, 2025, and (C) $7.5 million as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to a carve-out of the first $3.0 million of equity proceeds; and any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the

Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025 in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee") pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee is callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company has not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if our Sponsor is required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then our Sponsor will be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to our Sponsor if a payment occurs under the Limited Guarantee, to the extent such payment does not result from the issuance of shares of common stock by the Company to our Sponsor. As of March 31, 2025, the interest rate was 7.82%.
Total borrowings as of March 31, 2025 and December 31, 2024 were as follows (in 000’s):

	March 31, 2025	December 31, 2024
Term loan	$69,688	$70,750
Unamortized debt discounts and issuance costs	(1,175)	(1,044)
Total debt, net	68,513	69,706
Less: Current portion	(4,250)	(4,250)
Long-term debt, net	$64,263	$65,456
As of March 31, 2025 and December 31, 2024, the Company had $0.0 million and $0.0 million available on the revolving credit facility. The Company had $5.0 million drawn on the revolving credit facility as of March 31, 2025.
The scheduled future maturities of long-term debt as of March 31, 2025 is as follows (in 000’s):

Year ending December 31,
2025 (excluding the three months ended March 31, 2025)	$3,188
2026	6,375
2027	60,125
Total maturities	$69,688
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements. The Company is in compliance with all covenants and has no letter of credit outstanding as of March 31, 2025 and December 31, 2024.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended March 31, 2025 and 2024, the Company incurred rent expense of $1.8 million and $1.5 million, respectively, for its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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

The following table presents supplemental cash flow information for the three months ended March 31, 2025 and 2024 (in 000’s):

	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,681	$1,469
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$930
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2025 (excluding the three months ended March 31, 2025)	$5,607
2026	7,315
2027	6,743
2028	5,926
2029	4,521
Thereafter	12,124
Total lease payments	42,236
Less: imputed interest	(13,323)
Total lease obligations	$28,913
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three months ended March 31, 2025 and 2024, the Company granted 888,301 and 411,456 restricted stock units ("RSUs") to executive officers and employees under the 2021 Equity Incentive Plan. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the requisite vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.
During the three months ended March 31, 2025 and 2024, the Company also granted 899,919 and 407,688 performance based stock units ("PSUs") which have market-based vesting conditions. The vesting of 679,533 and 407,688 PSUs, respectively, is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”) within the three year performance period. Based on the rTSR, the PSUs can settle in shares in a range from 0% to 200%. The vesting of 220,386 and 0 PSUs, respectively, is based on achievement of a specified 60-day volume weighted average share price (“VWAP”) in relation to the per share closing price on the date of grant. These awards are structured with one-fourth vesting at 125% VWAP, one-fourth vesting at 175% VWAP, one-fourth vesting at 200% VWAP, and the final one-fourth vesting at 225% VWAP. In addition to the achievement of the performance conditions, all PSUs are generally subject to the continuing service of the employee over the requisite vesting period from the earned date continuing through the settlement of the shares, subject to exceptions (in whole or in part) upon certain qualifying terminations of service, as provided in the applicable award agreement. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
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
The Company recorded equity-based compensation expense of $1.2 million and $(6.8) million for the three months ended March 31, 2025 and 2024, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $— and $13.0 thousand for the three months ended March 31, 2025 and 2024, respectively.
At-the-Market Common Offering Program

On March 14, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with Leerink, as sales agent, in connection with an at-the-market offering program under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million at prices and on terms to be determined by market conditions at the time of offering. The $50.0 million of common stock that may be offered, issued and sold under the ATM Agreement is included in the $100.0 million of securities that may be offered, issued and sold by the Company under its Registration Statement on Form S-3 (File No. 333-285825). The Company and Leerink each have the right to suspend or terminate the ATM Agreement in each party’s sole discretion at any time.

In the quarter ended March 31, 2025, the Company sold the following quantities of its common stock pursuant to the ATM Agreement for total net proceeds of approximately $13 thousand:

Date	Shares
3/26/2025	4,486
3/27/2025	1,132
Total	5,618

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net (loss)/income for the three months ended March 31, 2025 and 2024 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net (loss)/income for the three months ended March 31, 2025 and 2024 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss)/income	$(2,847)	$6,029
Denominator:
Weighted average shares of common stock outstanding - basic	58,536,950	57,422,058
Add: Effect of dilutive securities	—	993,105
Weighted average shares of common stock outstanding - diluted	58,536,950	58,415,163
(Loss)/income per share of common stock outstanding - basic and diluted	$(0.05)	$0.10
The following number of potentially dilutive shares were excluded from the calculation of diluted income/(loss) per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended March 31,
	2025	2024
Restricted stock units	1,288,748	1,311,435
Performance and market-based stock units	1,752,042	1,941,518
NOTE 8 – INCOME TAXES
The Company's income tax (benefit)/expense for the three months ended March 31, 2025 and 2024 was $(0.4) million and $3.5 million, and the effective tax rate was 11.4% and 36.4%. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of March 31, 2025 or December 31, 2024.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one operating and one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. The accounting policies of the direct medical procedure services segment are the same as those presented in Note 1 - Organization and Summary of Key Accounting Policies. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit, Adjusted EBITDA and net income/(loss). The CODM uses Adjusted EBITDA as the primary profit metric to evaluate income generated from operations in deciding where to spend additional marketing dollars or allocate additional resources. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, loss on disposal of long-lived assets, and equity-based compensation. Segment information is presented below showing revenue, significant expenses and net income/(loss) (the closest GAAP measure to Adjusted EBITDA), in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue	$39,371	$47,620
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	15,950	18,042
Advertising Cost	7,152	8,366
Facility selling, general, and administrative expense	4,816	6,147
Corporate selling, general, and administrative expense (2)	9,800	1,243
Depreciation and amortization	3,242	2,805
Loss/(gain) on disposal of long-lived assets	—	5
Total operating expenses	40,960	36,608
(Loss)/income from operations	(1,589)	11,012
Interest expense, net	1,625	1,532
Pre-tax net (loss)/income	(3,214)	9,480
Income tax expense	(367)	3,451
Net loss	$(2,847)	$6,029

Segment assets	$203,260	$202,714
(1)    Cost of services includes the costs of physicians, nursing, supplies and rent directly related to the performance of procedures at the facility level.
(2)     During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES
As of March 31, 2025 and December 31, 2024 accrued and other current liabilities consists of the following (in 000’s):

	March 31, 2025	December 31, 2024
Accrued advertising costs	$3,024	$3,209
Credit card payable	1,746	1,576
Accrued severance	1,400	1,400
Other	1,895	2,119
Accrued and other current liabilities	$8,065	$8,304
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K dated March 14, 2025 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “AirSculpt,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and the professional associations.
Overview
AirSculpt is an experienced national provider of body contouring procedures delivering a premium consumer experience. At AirSculpt, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. We now deliver our AirSculpt® procedures through a nationwide footprint of 32 centers across 20 states, Canada, and the United Kingdom as of May 2, 2025.
For the three months ended March 31, 2025, we performed 3,076 cases and generated approximately $39.4 million of revenue, compared to 3,746 cases and $47.6 million in revenue for the three months ended March 31, 2024. This represents approximately 17% decline in revenue for the three months ended March 31, 2025 over the same period in the prior year.
In light of the decline in our revenue, we announced on March 14, 2025 an initiative to stabilize revenue growth through a number of strategic priorities, including:
•optimizing our marketing investment by spending on techniques that have proven successful for us in the past using a returns-based approach and testing new areas such as online video, and other social marketing channels under the direction of our new Chief Digital Officer;
•improving our go-to-market and sales strategies under our new Chief Sales Officer who is dedicated to strengthening our consultative sales model with enhanced training, improving our sales processes, and providing a greater focus on increasing lead generation, consultations, and case conversion;
•enhancing our customer experience to ensure we consistently provide premium results, with initiatives that are in development and expected to rollout in the second half of fiscal year 2025 and into fiscal year 2026;
•launching expanded consumer financing offerings across all of our centers by the end of the second quarter of fiscal year 2025; and
•focusing on new product innovation where we believe there is an opportunity to introduce new services that would allow us to expand our customer reach, leverage existing infrastructure and surgical expertise, and generate incremental revenues, including by launching a pilot skin tightening procedure as a standalone offering.
We have also implemented a cost reduction program that is estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses, and have paused de novo center and new procedure room openings.
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
Total Case and Revenue Metrics

	Three Months Ended March 31,
	2025	2024
Cases	3,076	3,746
Case growth	(17.9)%	N/A
Revenue per case	$12,799	$12,712
Revenue per case growth	0.7%	N/A
Number of facilities	32	27
Number of total procedure rooms	67	57

Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended March 31, 2025 and 2024, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended March 31, 2025 and 2024, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended March 31, 2025 in which such facilities were owned and operated during the three months ended March 31, 2024. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Cases	2,837	3,746
Case growth	(24.3)%	N/A
Revenue per case	$12,777	$12,712
Revenue per case growth	0.5%	N/A
Number of facilities	27	27
Number of total procedure rooms	57	57
Our same-center case decline is primarily attributed to weaker than expected performance across the broader aesthetics industry.
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
We define Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, loss on disposal of long-lived assets, and equity-based compensation.
We define Adjusted Net Income as net (loss)/income excluding restructuring and related severance costs, loss on disposal of long-lived assets, equity-based compensation and the tax effect of these adjustments.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net (loss)/income	$(2,847)	$6,029
Plus
Equity-based compensation(1)	1,239	(6,781)
Restructuring and related severance costs	863	296
Depreciation and amortization	3,242	2,805
Loss on disposal of long-lived assets	—	5
Interest expense, net	1,625	1,532
Income tax (benefit)/expense	(367)	3,451
Adjusted EBITDA	$3,755	$7,337
Adjusted EBITDA Margin	9.5%	15.4%

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

The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net (loss)/income	$(2,847)	$6,029
Plus
Equity-based compensation(1)	1,239	(6,781)
Restructuring and related severance costs	863	296
Loss on disposal of long-lived assets	—	5
Tax effect of adjustments	(363)	2,331
Adjusted net (loss)/income	$(1,108)	$1,880

Adjusted net (loss)/income per share of common stock (2)
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted average shares outstanding
Basic	58,536,950	57,422,058
Diluted	58,536,950	58,415,163
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended March 31,
	2025		2024
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$39,371	100.0%	$47,620	100.0%
Operating expenses:
Cost of service	15,950	40.5%	18,042	37.9%
Selling, general and administrative(1)	21,768	55.3%	15,756	33.1%
Depreciation and amortization	3,242	8.2%	2,805	5.9%
Gain on disposal of long-lived assets	—	—%	5	—%
Total operating expenses	40,960	104.0%	36,608	76.9%
(Loss)/income from operations	(1,589)	(4.0)%	11,012	23.1%
Interest expense, net	1,625	4.1%	1,532	3.2%
Pre-tax net loss	(3,214)	(8.2)%	9,480	19.9%
Income tax benefit	(367)	(0.9)%	3,451	7.2%
Net loss	$(2,847)	(7.2)%	$6,029	12.7%
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
Overview—Our financial results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 reflect the addition of five de novo centers which increased our procedure rooms by ten.
Revenue—Our revenue decreased $8.2 million, or 17.3%, compared to the same period in 2024. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics industry.
Cost of Service—Our cost of services decreased $2.1 million, or 11.6%, compared to the same period in 2024. The percentage decrease in cost of service is driven by the decrease in cases compared to the same period in 2024. Cost of service was 40.5% and 37.9% as a percentage of revenue for the three months ended March 31, 2025 and 2024, respectively. This is primarily due to not being able to leverage certain fixed costs within cost of service like rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $6.0 million, or 38.2%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase is related to an increase in stock compensation. During the three months ended March 31, 2024, we reversed stock compensation expense of approximately $10.4 million related to reassessing the probability of achieving the performance target on certain performance based stock unit awards. Selling, general and administrative expenses as a percent of revenue was at 55.3% and 33.1% for the three months ended March 31, 2025 and 2024, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $9.6 million and $11.2 million for the three months ended March 31, 2025 and 2024, respectively. This decrease is primarily related to a decrease in advertising spend associated with brand awareness initiatives. Our customer acquisition costs were approximately $3,130 and $2,990 per customer in the three months ended March 31, 2025 and 2024, respectively. Selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue. We have also implemented a cost reduction program that is estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses, and have paused de novo center and new procedure room openings, which is expected to have a favorable impact on selling expenses.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $12.1 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively. This increase is primarily due to the prior period reversal of $10.4 million in stock compensation expense.
Depreciation and Amortization—Depreciation and amortization increased to approximately $3.2 million for the three months ended March 31, 2025 compared to $2.8 million for the same period in 2024. This increase is the result of having five additional de novo centers during the three months ended March 31, 2025 as compared to the 2024 period.
Interest Expense, net—Interest expense was $1.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
Income Tax Expense— Our effective tax rate is 11.4% and 36.4% for the three months ended March 31, 2025 and 2024, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility. In March 2025, we filed a Registration Statement on Form S-3 (File No. 333-285825) which covers the offering, issuance and sale, for an aggregate initial offering price not to exceed $100.0 million, of shares of common stock and preferred stock; debt securities; warrants to purchase common stock, preferred stock and/or debt securities; and units. We also commenced an at-the-market offering program, with Leerink Partners LLC (“Leerink”) acting as sales agent. This at-the-market offering program provides us with additional access to capital, as needed, subject to market conditions.
Our primary cash needs are for payroll, marketing and advertisements, rent, debt service, as well as information technology and infrastructure, including our corporate office. Our cash flows are closely tied to the receipt of patient payments, and we have experienced revenue declines in the most recent year due to a decline in overall cases performed. In response, we have implemented initiatives to improve revenue growth, engaged in a cost reduction program that is estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses, and paused de novo center and new procedure room openings. These initiatives may not realize anticipated benefits or savings from one or more of the various strategies and cost-savings initiatives undertaken as part of these efforts in full or in part or within the time periods expected. We also may not realize the increase in sales related to these initiatives. Our ability to improve operating results depends upon a significant number of factors, some of which are beyond our control. If we are unable to realize the anticipated savings or benefits, or otherwise fail to implement the growth strategies, the business operating results and liquidity may be adversely affected.
We believe that the cash expected to be generated from operations and from our at-the-market offering program will be sufficient for our working capital requirements, liquidity obligations, and payments due under our existing credit facilities for at least the next 12 months.
As of March 31, 2025, we had $5.6 million in cash and cash equivalents with no availability under our revolving credit facility. We do not have any letters of credit outstanding as of March 31, 2025.
As of March 31, 2024, we had $11.0 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of March 31, 2024.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in 000s)	2025	2024
Cash Flows Provided By (Used For):
Operating activities	$868	$3,365
Investing activities	(1,901)	(1,562)
Financing activities	(1,649)	(1,096)
Net (decrease)/increase in cash and cash equivalents	(2,682)	707
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the three months ended March 31, 2025, our operating cash flow decreased by $2.5 million compared to the same period in 2024. The decrease is primarily attributed to weaker than expected revenue performance during the three months ended March 31, 2025 as compared to the prior year period. At March 31, 2025, we had a working capital deficit of $(11.5) million compared to $(11.5) million at December 31, 2024.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $1.9 million and $1.6 million, respectively. Investing activities in the three months ended March 31, 2025 relate primarily to final payments on our White Plains, NY location that opened in December 2024 and maintenance capital expenditure. Investing activities during the three months ended March 31, 2024 were attributable to the preparation for the opening of our 2024 de novo locations.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 was $1.6 million. During the three months ended March 31, 2025, we made principal payments on our debt of $1.1 million, payments for debt modification of $0.2 million and made payments of taxes withheld through vested equity-based compensation of $0.1 million.
Net cash used in financing activities for the three months ended March 31, 2024 was $1.1 million. For the three months ended March 31, 2024, we made principal payments on our debt of $0.5 million and made payments of taxes withheld through vested equity-based compensation of $0.4 million.
At-the-Market Common Offering Program

On March 14, 2025, we entered into a sales agreement (the “ATM Agreement”) with Leerink, as sales agent, in connection with an at-the-market offering program under which we may offer and sell, from time to time in our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million at prices and on terms to be determined by market conditions at the time of offering. The $50.0 million of common stock that may be offered, issued and sold under the ATM Agreement is included in the $100.0 million of securities that may be offered, issued and sold by us under our Registration Statement on Form S-3 (File No. 333-285825). We and Leerink each have the right to suspend or terminate the ATM Agreement in each party’s sole discretion at any time.

In the quarter ended March 31, 2025, we sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $13 thousand:

Date	Shares
3/26/2025	4,486
3/27/2025	1,132
Total	5,618

Long-Term Debt
The carrying value of our total indebtedness was $73.5 million and $74.7 million, which includes unamortized deferred financing costs and issuance discount of $1.2 million and $1.0 million, and funds drawn on the revolving credit facility of $5.0 million and $5.0 million, as of March 31, 2025 and December 31, 2024, respectively.
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement"), originally maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million original aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
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
On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants and the applicable margins. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin is 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. As of March 31, 2025, the interest rate was 7.82%.
On March 12, 2025, the Company entered the Third Amendment. Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company under the term loan and revolving credit facility, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4:25x, 3.50x 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3.0 million as of the last day of the month ending March 31, 2025, (B) $5.0 million as of the last day of the month ending April 30, 2025, and (C) $7.5 million as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; and (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare

Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee"), pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee is callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company has not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date. The Company will utilize proceeds from operations and potential equity raises to prepay the $10.0 million on the term loan. Under the terms of the Limited Guarantee, if our Sponsor is required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then our Sponsor will be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to our Sponsor if a payment occurs under the Limited Guarantee, to the extent such payment does not result from the issuance of shares of common stock by the Company to our Sponsor.
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
Critical Accounting Policies and Estimates
A summary of significant accounting policies is disclosed in our Annual Report on Form 10-K dated March 14, 2025 filed with the SEC pursuant to Section 13 or 15d of the Exchange Act under the caption “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies and estimates or the application of those policies from our Annual Report on Form 10-K dated March 14, 2025.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.
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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 dated March 14, 2025 and filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or officers have adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation
10.1*	RSU Award Grant Notice and Award Agreement between AirSculpt Technologies, Inc. and Yogesh Jashnani
10.2*	PSU Award Grant Notice and Award Agreement between AirSculpt Technologies, Inc. and Yogesh Jashnani
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(Principal Financial Officer)

By:	/s/ Philip Bodie
Philip Bodie
Chief Accounting Officer
(Principal Accounting Officer)
Date: May 2, 2025