Form 10-Q
period 2025-06-30
Airsculpt Technologies, Inc.
filed 2025-08-01
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 62,436,670 shares of common stock outstanding as of July 31, 2025.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,189	$8,235
Taxes receivable	1,805	3,056
Prepaid expenses and other current assets	6,411	5,826
Total current assets	16,405	17,117
Property and equipment, net	33,849	37,471
Other long-term assets	5,644	6,413
Right of use operating lease assets	21,519	25,669
Intangible assets, net	39,216	41,592
Goodwill	81,734	81,734
Total assets	$198,367	$209,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,337	$6,256
Accrued payroll and benefits	2,652	2,531
Current portion of long-term debt	4,550	4,250
Deferred revenue and patient deposits	1,121	1,169
Accrued and other current liabilities	8,114	8,304
Current operating lease liabilities	6,055	6,099
Total current liabilities	25,829	28,609
Long-term debt, net	53,188	65,456
Deferred tax liability, net	6,576	6,576
Long-term operating lease liabilities	21,511	24,248
Revolving credit funds payable	—	5,000
Other long-term liabilities	106	817
Total liabilities	107,210	130,706
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 62,436,670 and 58,369,138, respectively	62	58
Additional paid-in capital	123,885	107,721
Accumulated other comprehensive loss	(1,550)	(687)
Accumulated deficit	(31,240)	(27,802)
Total stockholders' equity	91,157	79,290
Total liabilities and stockholders' equity	$198,367	$209,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except for shares and per share figures)	2025	2024	2025	2024
Revenue	$44,012	$51,004	$83,383	$98,624
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	17,201	18,827	33,151	36,869
Selling, general and administrative(1)	22,671	34,274	44,439	50,030
Depreciation and amortization	3,246	2,885	6,488	5,690
Loss/(gain) on disposal of long-lived assets	108	(1)	108	4
Total operating expenses	43,226	55,985	84,186	92,593
Income/(loss) from operations	786	(4,981)	(803)	6,031
Interest expense, net	1,562	1,515	3,187	3,047
Pre-tax net (loss)/income	(776)	(6,496)	(3,990)	2,984
Income tax (benefit)/expense	(185)	(3,290)	(552)	161
Net (loss)/income	$(591)	$(3,206)	$(3,438)	$2,823

(Loss)/income per share of common stock
Basic	$(0.01)	$(0.06)	$(0.06)	$0.05
Diluted	$(0.01)	$(0.06)	$(0.06)	$0.05
Weighted average shares outstanding
Basic	59,590,033	57,557,178	59,066,400	57,489,466
Diluted	59,590,033	57,557,178	59,066,400	58,066,133
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
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive (Loss)/Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($000s)	2025	2024	2025	2024
Net (loss)/income	$(591)	$(3,206)	$(3,438)	$2,823
Other comprehensive (loss)/income:
Change in foreign currency translation adjustment	(958)	(142)	(873)	18
Total other comprehensive (loss)/income	(958)	(142)	(873)	18
Comprehensive (loss)/income	$(1,549)	$(3,348)	$(4,311)	$2,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2023	57,355,676	$57	$103,898	$(412)	$(19,551)	$83,992
Issuance of common stock through unit vesting	181,717	1	—	—	—	1
Dividends	—	—	479	—	—	479
Equity-based compensation	—	—	(6,781)	—	—	(6,781)
Payment of taxes withheld through vested equity-based compensation	—	—	(377)	—	—	(377)
Net income	—	—	—	—	6,029	6,029
Other comprehensive income	—	—	—	160	—	160
Balance at March 31, 2024	57,537,393	58	97,219	(252)	(13,522)	83,503
Issuance of common stock through unit vesting	36,851	—	—	—	—	—
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	4,873	—	—	4,873
Net loss	—	—	—	—	(3,206)	(3,206)
Other comprehensive loss	—	—	—	(142)	—	(142)
Balance at June 30, 2024	57,574,244	$58	$102,078	$(394)	$(16,728)	$85,014

Balance at December 31, 2024	58,369,138	$58	$107,721	$(687)	$(27,802)	$79,290
Issuance of common stock through unit vesting	292,130	1	—	—	—	1
Equity-based compensation	—	—	1,239	—	—	1,239
Payment of taxes withheld through vested equity-based compensation	—	—	(56)	—	—	(56)
Net loss	—	—	—	—	(2,847)	(2,847)
Other comprehensive loss	—	—	—	85	—	85
Other	—	—	(379)	—	—	(379)
Balance at March 31, 2025	58,661,268	59	108,525	(602)	(30,649)	77,333
Issuance of common stock through unit vesting	22,820	—	—	—	—	—
Issuance of common stock through public offerings, net	3,752,582	3	14,008	—	—	14,011
Equity-based compensation	—	—	1,352	—	—	1,352
Net loss	—	—	—	—	(591)	(591)
Other comprehensive loss	—	—	—	(958)	—	(958)
Other	—	—	—	10	—	10
Balance at June 30, 2025	62,436,670	$62	$123,885	$(1,550)	$(31,240)	$91,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($000s)	2025	2024
Cash flows from operating activities
Net (loss)/income	$(3,438)	$2,823
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	6,488	5,690
Equity-based compensation	2,591	(1,908)
Non-cash interest expense; amortization of debt costs	242	163
Loss on disposal of long-lived assets	108	4
Changes in assets and liabilities
Taxes receivable	1,251	(1,507)
Prepaid expense and other current assets	(591)	(4,617)
Other assets	4,918	173
Accounts payable	(1,461)	(3)
Deferred revenue and patient deposits	(48)	(520)
Accrued and other liabilities	(4,208)	6,509
Net cash provided by operating activities	5,852	6,807
Cash flows from investing activities
Purchases of property and equipment, net	(2,166)	(5,580)
Net cash used in investing activities	(2,166)	(5,580)
Cash flows from financing activities
Payment on term loan	(11,973)	(1,063)
Payments for debt modification	(237)	—
Payments on revolving credit facility	(5,000)	—
Proceeds from public offerings, net	14,008	—
Dividends paid to shareholders	—	(14)
Payment of taxes withheld through vested equity-based compensation	(56)	(391)
Other financing activity	(474)	(155)
Net cash provided used in financing activities	(3,732)	(1,623)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(46)	(396)
Cash and cash equivalents
Beginning of period	8,235	10,262
End of period	$8,189	$9,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,948	$2,947
Cash paid for income taxes, net of refunds	$(1,777)	$1,752

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$137	$644
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
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Total amortization of deferred financing costs was approximately $0.2 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and six months ended June 30, 2025 and 2024.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net (loss)/income for the three and six months ended June 30, 2025 and 2024 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by net (loss)/income for the three and six months ended June 30, 2025 and 2024 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.

Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $7.3 million and $11.0 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $14.5 million and $19.4 million for the six months ended June 30, 2025 and 2024, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of June 30, 2025 or December 31, 2024. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately 23.8% and 50.6% for the three months ended June 30, 2025 and 2024, respectively, and approximately 13.8% and 5.4% for the six months ended June 30, 2025 and 2024, respectively, inclusive of all applicable U.S. federal and state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. Additional disclosures will be provided in future periods as the impact of the legislation is determined.
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
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2025. There were no triggering events during the three and six months ended June 30, 2025 and 2024.
The Company had goodwill of $81.7 million at June 30, 2025 and December 31, 2024.

Intangible assets consisted of the following at June 30, 2025 and December 31, 2024 (in 000’s):

	June 30, 2025	December 31, 2024	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(24,119)	(22,333)
Accumulated amortization of tradenames and trademarks	(7,965)	(7,375)
Total intangible assets	$39,216	$41,592
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended June 30, 2025 and 2024 and $2.4 million for both of the six months ended June 30, 2025 and 2024.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2025 and December 31, 2024 property and equipment consists of the following (in 000’s):

	June 30, 2025	December 31, 2024
Medical equipment	$13,781	$13,568
Office and computer equipment	970	965
Furniture and fixtures	4,903	5,049
Leasehold improvements	34,679	34,270
Construction in progress	2,271	2,251
Less: Accumulated depreciation	(22,755)	(18,632)
Property and equipment, net	$33,849	$37,471
Depreciation expense was approximately $2.1 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively.
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
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to a carve-out of the first $3.0 million of equity proceeds; and any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $0.1 million arrangement fee to SVB. On March 12, 2025 in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee") pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if our Sponsor was required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then our Sponsor would be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company has agreed to issue a subordinated note to our Sponsor if a payment occurred under the Limited Guarantee, to the extent such payment did not result from the issuance of shares of common stock by the Company to our Sponsor. As of June 30, 2025, the interest rate was 7.83%.
On June 13, 2025, the Company made a $10.0 million principal payment on the term loan in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025.
Total borrowings as of June 30, 2025 and December 31, 2024 were as follows (in 000’s):

	June 30, 2025	December 31, 2024
Term loan	$58,777	$70,750
Unamortized debt discounts and issuance costs	(1,039)	(1,044)
Total debt, net	57,738	69,706
Less: Current portion	(4,550)	(4,250)
Long-term debt, net	$53,188	$65,456
As of June 30, 2025 and December 31, 2024, the Company had $5.0 million and $0.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of June 30, 2025 is as follows (in 000’s):

Year ending December 31,
2025 (excluding the six months ended June 30, 2025)	$1,820
2026	5,460
2027	51,497
Total maturities	$58,777
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements discussed above. The Company is in compliance with all covenants and has no letter of credit outstanding as of June 30, 2025 and December 31, 2024.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended June 30, 2025 and 2024, the Company incurred rent expense of $1.7 million and $1.6 million, respectively, for its medical office suites. For the six months ended June 30, 2025 and 2024, the Company incurred rent expense of $3.5 million and $3.1 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $64,000 and $91,000 for the three months ended June 30, 2025 and 2024, respectively, and $155,000 and $182,000 for the six months ended June 30, 2025 and 2024, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the six months ended June 30, 2025 and 2024 (in 000’s):

	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,497	$3,126
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$4,360
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2025 (excluding the six months ended June 30, 2025)	$3,803
2026	7,348
2027	6,776
2028	5,959
2029	4,554
Thereafter	12,205
Total lease payments	40,645
Less: imputed interest	(13,075)
Total lease obligations	$27,570
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and six months ended June 30, 2025, the Company granted 175,782 and 1,064,083 restricted stock units ("RSUs"), respectively, to executive officers and employees under the 2021 Equity Incentive Plan. During the three and six months ended June 30, 2024, the Company granted 104,348 and 515,804 RSUs, respectively. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

During the three and six months ended June 30, 2025, the Company granted 0 and 899,919 performance-based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and six months ended June 30, 2024, the Company granted 0 and 407,688 PSUs, respectively, which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
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
The Company recognized equity-based compensation expense of $1.4 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.6 million and $(1.9) million for the six months ended June 30, 2025 and 2024, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $0 for the three and six months ended June 30, 2025, and $14,000 for the three and six months ended June 30, 2024, respectively.
2025 Underwritten Follow-On Equity Offering
On June 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC (“Leerink Partners”), to issue and sell 3,160,000 shares (the “Firm Shares”) of the Company’s common stock to Leerink Partners, in an underwritten registered public offering (the “Offering”), at a price of $3.80 per share. Pursuant to the Underwriting Agreement, the Company also granted Leerink Partners a 30-day option to purchase up to an additional 474,000 shares of the Company's common stock (the “Additional Shares,” and together with the Firm Shares, the “Shares”), at the same price per share as the Firm Shares. Leerink Partners exercised in full its option to purchase the Additional Shares on June 10, 2025. Vesey Street Capital Partners, L.L.C., which is affiliated with two directors and is the largest stockholder of the Company, purchased an aggregate of 1,000,000 Shares in the Offering on the same terms and conditions as purchases by the public in the Offering.

The Offering closed on June 11, 2025, and the Company received net proceeds of approximately $13.8 million from the sale of 3,634,000 Shares, which included the 474,000 Additional Shares, after deducting estimated offering expenses.

The Offering was pursuant to a prospectus supplement dated June 9, 2025, filed with the SEC in connection with the Company’s shelf registration statement on Form S-3 (File 333-285825), filed with the SEC on March 14, 2025 and declared effective on March 24, 2025 and the related prospectus dated March 14, 2025.

At-the-Market Common Offering Program

On March 14, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with Leerink, as sales agent, in connection with an at-the-market offering program under which the Company may offer and sell, from time to time in our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million at prices and on terms to be determined by market conditions at the time of offering. The $50.0 million of common stock that may be offered, issued and sold under the ATM Agreement is included in the $100.0 million of securities that may be offered, issued and sold by us under our Registration Statement on Form S-3 (File 333-285825). The Company and Leerink each have the right to suspend or terminate the ATM Agreement in each party’s sole discretion at any time.

In the three and six months ended June 30, 2025, the Company sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $251 thousand and $264 thousand:

Date	Shares
3/26/2025	4,486
3/27/2025	1,132
Q1 Total	5,618

4/1/2025	51,513
4/2/2025	67,069
Q2 Total	118,582

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss)/income per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss)/income	$(591)	$(3,206)	$(3,438)	$2,823
Denominator:
Weighted average shares of common stock outstanding - basic	59,590,033	57,557,178	59,066,400	57,489,466
Add: Effect of dilutive securities	—	—	—	576,667
Weighted average shares of common stock outstanding - diluted	59,590,033	57,557,178	59,066,400	58,066,133
(Loss)/income per share of common stock outstanding - basic and diluted	$(0.01)	$(0.06)	$(0.06)	$0.05
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	1,363,449	1,544,923	1,363,449	1,341,790
Performance and market-based stock units	1,702,042	2,680,748	1,702,042	2,201,151
NOTE 8 – INCOME TAXES
The Company's income tax benefit for the three months ended June 30, 2025 and 2024 was $(0.2) million and $(0.6) million, respectively, and the income tax (benefit)/expense for the six months ended June 30, 2025 and 2024 was $(3.3) million and $0.2 million, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 23.8% and 50.6%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 13.8% and 5.4%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of June 30, 2025 or December 31, 2024.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBBA”). OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company will evaluate the OBBBA and its future impact on the financial statements and related disclosures.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one operating and one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. The accounting policies of the direct medical procedure services segment are the same as those presented in Note 1 - Organization and Summary of Key Accounting Policies. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit, Adjusted EBITDA and net income/(loss). The CODM uses Adjusted EBITDA as the primary profit metric to evaluate income generated from operations in deciding where to spend additional marketing dollars or allocate additional resources. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, and equity-based compensation. Segment information is presented below showing revenue, significant expenses and net (loss)/income (the closest GAAP measure to Adjusted EBITDA), in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue	$44,012	$51,004	$83,383	$98,624
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	17,201	18,827	33,151	36,869
Advertising Cost	7,347	11,045	14,499	19,411
Facility selling, general, and administrative expense	5,263	5,797	10,079	11,944
Corporate selling, general, and administrative expense (2)	10,061	17,432	19,861	18,675
Depreciation and amortization	3,246	2,885	6,488	5,690
Loss/(gain) on disposal of long-lived assets	108	(1)	108	4
Total operating expenses	43,226	55,985	84,186	92,593
Income/(loss) from operations	786	(4,981)	(803)	6,031
Interest expense, net	1,562	1,515	3,187	3,047
Pre-tax net (loss)/income	(776)	(6,496)	(3,990)	2,984
Income tax (benefit)/expense	(185)	(3,290)	(552)	161
Net loss	$(591)	$(3,206)	$(3,438)	$2,823

Segment assets	$198,367	$210,110	$198,367	$210,110
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
NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES
As of June 30, 2025 and December 31, 2024 accrued and other current liabilities consists of the following (in 000’s):

	June 30, 2025	December 31, 2024
Accrued advertising costs	$3,032	$3,209
Credit card payable	1,742	1,576
Accrued severance	1,400	1,400
Other	1,940	2,119
Accrued and other current liabilities	$8,114	$8,304
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
Overview
AirSculpt is an experienced national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat and tightens skin in a minimally invasive procedure, producing dramatic results. We deliver our AirSculpt® procedures through a nationwide footprint of 32 centers across 20 states, Canada and the United Kingdom as of August 1, 2025.
For the three and six months ended June 30, 2025, we performed 3,392 and 6,468 cases, respectively, compared to 3,949 and 7,695 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, we generated approximately $44.0 million and $83.4 million of revenue, respectively, compared to $51.0 million and $98.6 million for the three and six months ended June 30, 2024, respectively. This represents approximately 14% decline in revenue for the three months ended June 30, 2025 over the same period in the prior year and approximately 15% decline in revenue for the six months ended June 30, 2025 over the same period in the prior year.
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
•enhancing our customer experience to ensure we consistently provide premium results, with initiatives that are in development and expected to roll out in the second half of fiscal year 2025 and into fiscal year 2026;
•launching expanded consumer financing offerings across all of our centers in the first half of fiscal year 2025; and
•focusing on new product innovation and introducing new services to expand our customer reach, leverage existing infrastructure and surgical expertise, and generate incremental revenues, including by expanding our pilot program of our skin tightening procedure as a standalone offering.
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

Total Case and Revenue Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cases	3,392	3,949	6,468	7,695
Case growth	(14.1)%	N/A	(15.9)%	N/A
Revenue per case	$12,975	$12,916	$12,892	$12,817
Revenue per case growth	0.5%	N/A	0.6%	N/A
Number of facilities	32	27	32	27
Number of total procedure rooms	67	57	67	57
Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended June 30, 2025 and 2024, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended June 30, 2025 and 2024, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended June 30, 2025 in which such facilities were owned and operated during the three months ended June 30, 2024. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of June 30, 2024.
For the six months ended June 30, 2025 and 2024, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the six months ended June 30, 2025 and 2024, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the six months ended June 30, 2025 in which such facilities were owned and operated during the six months ended June 30, 2024. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cases	3,079	3,949	5,916	7,695
Case growth	(22.0)%	N/A	(23.1)%	N/A
Revenue per case	$12,911	$12,916	$12,846	$12,817
Revenue per case growth	—%	N/A	0.2%	N/A
Number of facilities	27	27	27	27
Number of total procedure rooms	57	57	57	57
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
We define Adjusted EBITDA as net (loss)/income excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, loss/(gain) on disposal of long-lived assets, and equity-based compensation.

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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net (loss)/income	$(591)	$(3,206)	$(3,438)	$2,823
Plus
Equity-based compensation(1)	1,352	4,873	2,591	(1,908)
Restructuring and related severance costs	343	4,092	1,206	4,388
Depreciation and amortization	3,246	2,885	6,488	5,690
Loss/(gain) on disposal of long-lived assets	108	(1)	108	4
Interest expense, net	1,562	1,515	3,187	3,047
Income tax (benefit)/expense	(185)	(3,290)	(552)	161
Adjusted EBITDA	$5,835	$6,868	$9,590	$14,205
Adjusted EBITDA Margin	13.3%	13.5%	11.5%	14.4%

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

The following table reconciles Adjusted Net Income and Adjusted Net Income per Share to net (loss)/income, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net (loss)/income	$(591)	$(3,206)	$(3,438)	$2,823
Plus
Equity-based compensation(1)	1,352	4,873	2,591	(1,908)
Restructuring and related severance costs	343	4,092	1,206	4,388
Loss/(gain) on disposal of long-lived assets	108	(1)	108	4
Tax effect of adjustments	(25)	(618)	(388)	1,713
Adjusted net income	$1,187	$5,140	$79	$7,020

Adjusted net income per share of common stock (2)
Basic	$0.02	$0.09	$0.00	$0.12
Diluted	$0.02	$0.09	$0.00	$0.12
Weighted average shares outstanding
Basic	59,590,033	57,557,178	59,066,400	57,489,466
Diluted	60,379,884	57,990,621	59,802,603	58,066,133
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
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended June 30,
	2025		2024
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$44,012	100.0%	$51,004	100.0%
Operating expenses:
Cost of service	17,201	39.1%	18,827	36.9%
Selling, general and administrative	22,671	51.5%	34,274	67.2%
Depreciation and amortization	3,246	7.4%	2,885	5.7%
Gain on disposal of long-lived assets	108	0.2%	(1)	—%
Total operating expenses	43,226	98.2%	55,985	109.8%
Income/(loss) from operations	786	1.8%	(4,981)	(9.8)%
Interest expense, net	1,562	3.5%	1,515	3.0%
Pre-tax net loss	(776)	(1.8)%	(6,496)	(12.7)%
Income tax benefit	(185)	(0.4)%	(3,290)	(6.5)%
Net loss	$(591)	(1.3)%	$(3,206)	(6.3)%
Revenue—Our revenue decreased $7.0 million, or 13.7%, compared to the same period in 2024. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics industry.
Cost of Service—Our cost of services decreased $1.6 million, or 8.6%, compared to the same period in 2024. The percentage decrease in cost of service is driven by the decrease in cases compared to the same period in 2024. Cost of service was 39.1% and 36.9% as a percentage of revenue for the three months ended June 30, 2025 and 2024, respectively. This is primarily due to not being able to leverage certain fixed costs within cost of service like rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $11.6 million, or 33.9%, for the three months ended June 30, 2025 compared to the same period in 2024. This decrease relates to a $3.4 million reduction in advertising costs, $3.5 million decrease in stock compensation expense, as well as a $3.7 million reduction in severance costs. Selling, general and administrative expenses as a percent of revenue was at 51.5% and 67.2% for the three months ended June 30, 2025 and 2024, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $9.9 million and $13.1 million for the three months ended June 30, 2025 and 2024, respectively. This decrease is primarily related to a decrease in advertising spend associated with brand awareness initiatives. Our customer acquisition costs were approximately $2,905 and $3,325 per customer in the three months ended June 30, 2025 and 2024, respectively. Selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue. We have also paused de novo center and new procedure room openings, which is expected to have a favorable impact on selling expenses.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $12.8 million and $21.2 million for the three months ended June 30, 2025 and 2024, respectively. This decrease relates to a $3.5 million decrease in stock compensation expense. Additionally, the prior year period included $3.7 million in severance costs, with no comparable expense in the current period. We have also implemented a cost reduction program that is estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses.
Depreciation and Amortization—Depreciation and amortization increased to approximately $3.2 million for the three months ended June 30, 2025 compared to $2.9 million for the same period in 2024. This increase is the result of having five additional de novo centers during the three months ended June 30, 2025 as compared to the 2024 period.
Interest Expense, net—Interest expense was $1.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively.
Income Tax Expense— Our effective tax rate is 23.8% and 50.6% for the three months ended June 30, 2025 and 2024, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Six Months Ended June 30,
	2025		2024
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$83,383	100.0%	$98,624	100.0%
Operating expenses:
Cost of service	33,151	39.8%	36,869	37.4%
Selling, general and administrative	44,439	53.3%	50,030	50.7%
Depreciation and amortization	6,488	7.8%	5,690	5.8%
Loss on disposal of long-lived assets	108	0.1%	4	—%
Total operating expenses	84,186	101.0%	92,593	93.9%
(Loss)/income from operations	(803)	(1.0)%	6,031	6.1%
Interest expense, net	3,187	3.8%	3,047	3.1%
Pre-tax net (loss)/income	(3,990)	(4.8)%	2,984	3.0%
Income tax (benefit)/expense	(552)	(0.7)%	161	0.2%
Net (loss)/income	$(3,438)	(4.1)%	$2,823	2.9%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenue—Our revenue decreased $15.2 million, or 15.5%, compared to the same period in 2024. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.
Cost of Service—Our cost of service decreased $3.7 million, or 10.1%, compared to the six months ended June 30, 2024. The percentage decrease in cost of service is driven by the decrease in cases compared to the same period in 2024. Cost of service was 39.8% and 37.4% as a percentage of revenue for the twelve months ended June 30, 2025 and 2024, respectively. The percentage increase is primarily due to the decline in revenue and not being able to leverage certain fixed costs within cost of service such as rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $5.6 million, or 11.2%, for the six months ended June 30, 2025 compared to the same period in 2024. This decrease is related to a $4.9 million decrease in advertising costs, $3.7 million decrease in severance expense, and $0.9 million decrease payroll costs, offset by a $4.5 million increase in our equity-based compensation expense due to the prior year expense reversal related to certain PSUs (see Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion) partially offset by additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers. Selling, general and administrative expenses as a percent of revenue were 53.3% and 50.7% for the six months ended June 30, 2025 and 2024, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $19.5 million and $24.3 million for the six months ended June 30, 2025 and 2024, respectively. This decrease is primarily related to a decrease in advertising spend associated with brand awareness initiatives. Our customer acquisition costs were approximately $3,010 and $3,165 per customer in the six months ended June 30, 2025 and 2024, respectively. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue. We have also paused de novo center and new procedure room openings, which is expected to have a favorable impact on selling expenses.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $25.0 million and $25.7 million for the six months ended June 30, 2025 and 2024, respectively. We have also implemented a cost reduction program that is estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses.
Depreciation and Amortization—Depreciation and amortization increased to approximately $6.5 million for the six months ended June 30, 2025 compared to $5.7 million for the same period in 2024. This increase is the result of having five additional de novo centers during the six months ended June 30, 2025 as compared to the 2024 period.
Interest Expense, net—Interest expense increased to $3.2 million from $3.0 million for the six months ended June 30, 2025 and 2024, respectively.
Income Tax Expense— Our effective tax rate is 13.8% and 5.4% for the six months ended June 30, 2025 and 2024, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
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
As of June 30, 2025, we had $8.2 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We do not have any letters of credit outstanding as of June 30, 2025.
As of June 30, 2024, we had $9.9 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of June 30, 2024.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in 000s)	2025	2024
Cash Flows Provided By (Used For):
Operating activities	$5,852	$6,807
Investing activities	(2,166)	(5,580)
Financing activities	(3,732)	(1,623)
Net decrease in cash and cash equivalents	(46)	(396)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the six months ended June 30, 2025, our operating cash flow decreased by $1.0 million compared to the same period in 2024. The decrease is primarily attributed to weaker than expected revenue performance during the six months ended June 30, 2025 as compared to the prior year period. At June 30, 2025, we had a working capital deficit of $(9.4) million compared to $(11.5) million at December 31, 2024.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $2.2 million and $5.6 million, respectively. Investing activities in the six months ended June 30, 2025 relate primarily to final payments on our White Plains, NY location that opened in December 2024 and maintenance capital expenditure. Investing activities during the six months ended June 30, 2024 were attributable to the preparation for the opening of our 2024 de novo locations.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2025 was $3.7 million. During the six months ended June 30, 2025, we received net proceeds of $14.0 million from an underwritten public offering, made principal payments on our debt of $12.0 million, payments for debt modification of $0.2 million and made payments of taxes withheld through vested equity-based compensation of $0.1 million.
Net cash used in financing activities for the six months ended June 30, 2024 was $1.6 million. For the six months ended June 30, 2024, we made principal payments on our debt of $1.1 million and made payments of taxes withheld through vested equity-based compensation of $0.4 million.
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

In the three and six months ended June 30, 2025, we sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $251 thousand and $264 thousand:

Date	Shares
3/26/2025	4,486
3/27/2025	1,132
Q1 Total	5,618

4/1/2025	51,513
4/2/2025	67,069
Q2 Total	118,582

2025 Underwritten Follow-On Equity Offering

On June 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC (“Leerink Partners”), to issue and sell 3,160,000 shares (the “Firm Shares”) of the Company’s common stock to Leerink Partners, in an underwritten registered public offering (the “Offering”), at a price of $3.80 per share. Pursuant to the Underwriting Agreement, the Company also granted Leerink Partners a 30-day option to purchase up to an additional 474,000 shares of the Company's common stock (the “Additional Shares,” and together with the Firm Shares, the “Shares”), at the same price per share as the Firm Shares. Leerink Partners exercised in full its option to purchase the Additional Shares on June 10, 2025. Vesey Street Capital Partners, L.L.C., which is affiliated with two directors and is the largest stockholder of the Company, purchased an aggregate of 1,000,000 Shares in the Offering on the same terms and conditions as purchases by the public in the Offering.

The Offering closed on June 11, 2025, and the Company received net proceeds of approximately $13.8 million from the sale of 3,634,000 Shares, which included the 474,000 Additional Shares, after deducting estimated offering expenses. The Company used the net proceeds from the Offering for the prepayment of a portion of the Company’s outstanding indebtedness under its existing credit agreement and the remainder of the net proceeds from the Offering for general corporate purposes, including working capital and other business opportunities.

The Offering was pursuant to a prospectus supplement dated June 9, 2025, filed with the SEC in connection with the Company’s shelf registration statement on Form S-3 (File 333-285825), filed with the SEC on March 14, 2025 and declared effective on March 24, 2025 and the related prospectus dated March 14, 2025.
Long-Term Debt
The carrying value of our total indebtedness was $57.7 million and $74.7 million, which includes unamortized deferred financing costs and issuance discount of $1.0 million and $1.0 million, and funds drawn on the revolving credit facility of $0.0 million and $5.0 million, as of June 30, 2025 and December 31, 2024, respectively.
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
On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants and the applicable margins. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin is 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.0x. If the Company's total leverage ratio is equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin is 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin is 1.5% or 2.5% for base rate or SOFR, respectively. As of June 30, 2025, the interest rate was 7.83%.
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
In addition to revising the covenants listed above, the amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; and (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee"), pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if our Sponsor was required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then our Sponsor would be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company agreed to issue a subordinated note to our Sponsor if a payment occurred under the Limited Guarantee, to the extent such payment did not result from the issuance of shares of common stock by the Company to our Sponsor.
On June 13, 2025, the Company made a $10.0 million principal payment on the term loan in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, none of our directors or officers have adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________
*    Filed herewith.
†    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are being furnished herewith and are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSCULPT TECHNOLOGIES, INC.

By:	/s/ Dennis Dean
Dennis Dean
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 1, 2025