Form 10-Q
period 2025-09-30
Airsculpt Technologies, Inc.
filed 2025-11-07
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 62,436,670 shares of common stock outstanding as of November 6, 2025.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,405	$8,235
Taxes receivable	3,458	3,056
Prepaid expenses and other current assets	3,355	5,826
Total current assets	12,218	17,117
Property and equipment, net	29,510	37,471
Other long-term assets	3,359	6,413
Right of use operating lease assets	21,072	25,669
Intangible assets, net	38,027	41,592
Goodwill	81,734	81,734
Total assets	$185,920	$209,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,460	$6,256
Accrued payroll and benefits	2,516	2,531
Current portion of long-term debt	5,005	4,250
Deferred revenue and patient deposits	880	1,169
Accrued and other current liabilities	5,171	8,304
Current operating lease liabilities	6,130	6,099
Total current liabilities	24,162	28,609
Long-term debt, net	51,908	65,456
Deferred tax liability, net	6,576	6,576
Long-term operating lease liabilities	21,169	24,248
Revolving credit funds payable	—	5,000
Other long-term liabilities	—	817
Total liabilities	103,815	130,706
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 62,436,670 and 58,369,138, respectively	62	58
Additional paid-in capital	124,782	107,721
Accumulated other comprehensive loss	(1,987)	(687)
Accumulated deficit	(40,752)	(27,802)
Total stockholders' equity	82,105	79,290
Total liabilities and stockholders' equity	$185,920	$209,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except for shares and per share figures)	2025	2024	2025	2024
Revenue	$34,993	$42,548	$118,376	$141,172
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	14,864	17,766	48,015	54,635
Selling, general and administrative(1)(2)	19,525	25,495	63,964	75,525
Depreciation and amortization	3,217	3,003	9,705	8,693
Loss on impairment of long-lived assets(3)	7,137	—	7,245	4
Total operating expenses	44,743	46,264	128,929	138,857
(Loss)/income from operations	(9,750)	(3,716)	(10,553)	2,315
Interest expense, net	1,407	1,591	4,594	4,638
Pre-tax net loss	(11,157)	(5,307)	(15,147)	(2,323)
Income tax (benefit)/expense	(1,645)	733	(2,197)	894
Net loss	$(9,512)	$(6,040)	$(12,950)	$(3,217)

Loss per share of common stock
Basic	$(0.15)	$(0.10)	$(0.22)	$(0.06)
Diluted	$(0.15)	$(0.10)	$(0.22)	$(0.06)
Weighted average shares outstanding
Basic	62,436,670	57,650,923	60,202,169	57,543,678
Diluted	62,436,670	57,650,923	60,202,169	57,543,678

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

(2)
During the third quarter of fiscal year 2025, the Company recorded $1.0 million in rent expense due to the accelerated amortization of the right-of-use asset related to its London facility. See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

(3)
During the third quarter of fiscal year 2025, the Company recorded a $4.6 million loss related impairing a portion of the Salesforce implementation project and a $2.3 million loss related to the planned closure of the London facility and impairment of its fixed assets. See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($000s)	2025	2024	2025	2024
Net loss	$(9,512)	$(6,040)	$(12,950)	$(3,217)
Other comprehensive (loss)/income:
Change in foreign currency translation adjustment	(437)	206	(1,311)	224
Total other comprehensive (loss)/income	(437)	206	(1,311)	224
Comprehensive loss	$(9,949)	$(5,834)	$(14,261)	$(2,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2023	57,355,676	$57	$103,898	$(412)	$(19,551)	$83,992
Issuance of common stock through unit vesting	181,717	1	—	—	—	1
Dividends	—	—	479	—	—	479
Equity-based compensation	—	—	(6,781)	—	—	(6,781)
Payment of taxes withheld through vested equity-based compensation	—	—	(377)	—	—	(377)
Net income	—	—	—	—	6,029	6,029
Other comprehensive income	—	—	—	160	—	160
Balance at March 31, 2024	57,537,393	58	97,219	(252)	(13,522)	83,503
Issuance of common stock through unit vesting	36,851	—	—	—	—	—
Dividends	—	—	(14)	—	—	(14)
Equity-based compensation	—	—	4,873	—	—	4,873
Net loss	—	—	—	—	(3,206)	(3,206)
Other comprehensive loss	—	—	—	(142)	—	(142)
Balance at June 30, 2024	57,574,244	58	102,078	(394)	(16,728)	85,014
Issuance of common stock through unit vesting	234,877	—	—	—	—	—
Equity-based compensation	—	—	3,430	—	—	3,430
Payment of taxes withheld through vested equity-based compensation	—	—	(73)	—	—	(73)
Net loss	—	—	—	—	(6,040)	(6,040)
Other comprehensive income	—	—	—	206	—	206
Balance at September 30, 2024	57,809,121	$58	$105,435	$(188)	$(22,768)	$82,537

Balance at December 31, 2024	58,369,138	$58	$107,721	$(687)	$(27,802)	$79,290
Issuance of common stock through unit vesting	292,130	1	—	—	—	1
Equity-based compensation	—	—	1,239	—	—	1,239
Payment of taxes withheld through vested equity-based compensation	—	—	(56)	—	—	(56)
Net loss	—	—	—	—	(2,847)	(2,847)
Other comprehensive income	—	—	—	85	—	85
Other	—	—	(379)	—	—	(379)
Balance at March 31, 2025	58,661,268	59	108,525	(602)	(30,649)	77,333
Issuance of common stock through unit vesting	22,820	—	—	—	—	—
Issuance of common stock through public offerings, net	3,752,582	3	14,008	—	—	14,011
Equity-based compensation	—	—	1,352	—	—	1,352
Net loss	—	—	—	—	(591)	(591)
Other comprehensive loss	—	—	—	(958)	—	(958)
Other	—	—	—	10	—	10
Balance at June 30, 2025	62,436,670	62	123,885	(1,550)	(31,240)	91,157
Equity-based compensation	—	—	1,125	—	—	1,125
Net loss	—	—	—	—	(9,512)	(9,512)
Other comprehensive loss	—	—	—	(437)	—	(437)
Other	—	—	(228)	—	—	(228)
Balance at September 30, 2025	62,436,670	$62	$124,782	$(1,987)	$(40,752)	$82,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($000s)	2025	2024
Cash flows from operating activities
Net loss	$(12,950)	$(3,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,705	8,693
Equity-based compensation	3,716	1,522
Non-cash interest expense; amortization of debt costs	378	244
Loss on impairment of long-lived assets	7,245	4
Changes in assets and liabilities
Taxes receivable	(402)	(831)
Prepaid expense and other current assets	(2,173)	(384)
Other assets	7,650	(3,489)
Accounts payable	(340)	845
Deferred revenue and patient deposits	(289)	881
Accrued and other liabilities	(6,913)	4,369
Net cash provided by operating activities	5,627	8,637
Cash flows from investing activities
Purchases of property and equipment, net	(2,346)	(10,479)
Net cash used in investing activities	(2,346)	(10,479)
Cash flows from financing activities
Payment on term loan	(12,883)	(1,594)
Payments for debt modification	(288)	(136)
Payments on revolving credit facility	(5,000)	—
Proceeds from public offerings, net	13,768	—
Dividends paid to shareholders	—	(14)
Payment of taxes withheld through vested equity-based compensation	(56)	(464)
Other financing activity	(1,652)	(240)
Net cash used in financing activities	(6,111)	(2,448)
Net decrease in cash and cash equivalents	(2,830)	(4,290)
Cash and cash equivalents
Beginning of period	8,235	10,262
End of period	$5,405	$5,972

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,223	$4,478
Cash paid for income taxes, net of refunds	$(1,777)	$1,808

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$140	$2,025
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
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Total amortization of deferred financing costs was approximately $0.4 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three and nine months ended September 30, 2024.
On September 1, 2025, we made the decision to close our facility in the United Kingdom because of its financial performance, which was deemed a triggering event for long-lived asset impairment testing. As a result of the planned closure, we recorded a loss of $2.3 million primarily related to impairment of the property, plant, and equipment at this location as of September 30, 2025. Additionally, we estimate that we will cease use of our leased facility on November 15, 2025 and have adjusted the remaining right-of-use asset resulting in accelerated amortization of approximately $1.0 million of incremental rent expense in the quarter ended September 30, 2025. We expect to finalize the liquidation process in the fourth quarter of fiscal year 2025.

As of September 30, 2025, we determined that a portion of our Salesforce software implementation project will not be completed. As a result, we recorded an impairment charge of $4.6 million as of September 30, 2025 to adjust the software project to its fair value. We continue to develop the remaining portion of our software project which focuses on our sales process and anticipate its completion in the first quarter of fiscal year 2026.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net loss for the three and nine months ended September 30, 2025 and 2024 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by net loss for the three and nine months ended September 30, 2025 and 2024 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $6.4 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $20.9 million and $26.3 million for the nine months ended September 30, 2025 and 2024, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of September 30, 2025 or December 31, 2024. The Company is not subject to U.S. federal tax examination prior to 2021, when it was formed.
The Company has an effective tax rate of approximately 14.7% and (13.8)% for the three months ended September 30, 2025 and 2024, respectively, and approximately 14.5% and (38.5)% for the nine months ended September 30, 2025 and 2024, respectively, inclusive of all applicable U.S. federal and state income taxes.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company expects that the adoption of ASU 2023-09 will result in additional income tax disclosures in its notes to consolidated financial statements.
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
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2025. There were no triggering events during the three and nine months ended September 30, 2025 and 2024.
The Company had goodwill of $81.7 million at September 30, 2025 and December 31, 2024.
Intangible assets consisted of the following at September 30, 2025 and December 31, 2024 (in 000’s):

	September 30, 2025	December 31, 2024	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(25,013)	(22,333)
Accumulated amortization of tradenames and trademarks	(8,260)	(7,375)
Total intangible assets	$38,027	$41,592
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended September 30, 2025 and 2024 and $3.6 million for both of the nine months ended September 30, 2025 and 2024.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2025 and December 31, 2024 property and equipment consists of the following (in 000’s):

	September 30, 2025	December 31, 2024
Medical equipment	$12,956	$13,568
Office and computer equipment	945	965
Furniture and fixtures	4,566	5,049
Leasehold improvements	32,430	34,270
Construction in progress	2,344	2,251
Less: Accumulated depreciation	(23,731)	(18,632)
Property and equipment, net	$29,510	$37,471
Depreciation expense was approximately $2.0 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $6.1 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively.
On September 1, 2025, we made the decision to close our facility in the United Kingdom because of its financial performance, which was deemed a triggering event for long-lived asset impairment testing. As a result of the planned closure, we recorded a loss of $2.3 million related to impairment of the property, plant, and equipment at this location as of September 30, 2025.
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
On March 12, 2025, the Company amended the Credit Agreement (the "Third Amendment") to modify certain financial covenants made by the Company in the Credit Agreement, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4.25x, 3.50x, 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3.0 million as of the last day of the month ending March 31, 2025, (B) $5.0 million as of the last day of the month ending April 30, 2025, and (C) $7.5 million as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to a carve-out of the first $3.0 million of equity proceeds; and any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125 thousand arrangement fee to Silicon Valley Bank. On March 12, 2025 in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee") pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if our Sponsor was required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then our Sponsor would be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company agreed to issue a subordinated note to our Sponsor if a payment occurred under the Limited Guarantee, to the extent such payment did not result from the issuance of shares of common stock by the Company to our Sponsor. On June 13, 2025, the Company made a $10.0 million principal payment on the term loan in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025.
As of September 30, 2025, the interest rate under the Credit Agreement was 8.82%.

Total borrowings as of September 30, 2025 and December 31, 2024 were as follows (in 000’s):

	September 30, 2025	December 31, 2024
Term loan	$57,867	$70,750
Unamortized debt discounts and issuance costs	(954)	(1,044)
Total debt, net	56,913	69,706
Less: Current portion	(5,005)	(4,250)
Long-term debt, net	$51,908	$65,456
As of September 30, 2025 and December 31, 2024, the Company had $5.0 million and $0.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of September 30, 2025 is as follows (in 000’s):

Year ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$910
2026	5,460
2027	51,497
Total maturities	$57,867
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements discussed above. The Company is in compliance with all covenants and has no letter of credit outstanding as of September 30, 2025 and December 31, 2024.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended September 30, 2025 and 2024, the Company incurred rent expense of $2.8 million and $1.8 million, respectively, for its medical office suites. For the nine months ended September 30, 2025 and 2024, the Company incurred rent expense of $6.3 million and $5.0 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. However, we estimate that we will cease use of our leased facility in London on November 15, 2025 and have adjusted the remaining right-of-use asset resulting in accelerated amortization of approximately $1.0 million of incremental rent expense in the quarter ended September 30, 2025, which is classified in selling, general and administrative expenses. The Company incurred rent expense of $63,853 and $91,000 for the three months ended September 30, 2025 and 2024, respectively, and $218,809 and $273,000 for the nine months ended September 30, 2025 and 2024, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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

The following table presents supplemental cash flow information for the nine months ended September 30, 2025 and 2024 (in 000’s):

	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,964	$4,907
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,340	$8,035
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$1,895
2026	7,659
2027	7,097
2028	6,291
2029	4,897
Thereafter	12,482
Total lease payments	40,321
Less: imputed interest	(13,022)
Total lease obligations	$27,299
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and nine months ended September 30, 2025, the Company granted 18,634 and 1,082,717 restricted stock units ("RSUs"), respectively, to executive officers and employees under the 2021 Equity Incentive Plan. During the three and nine months ended September 30, 2024, the Company granted 0 and 515,804 RSUs, respectively. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest 1/3 per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three and nine months ended September 30, 2025, the Company granted 0 and 899,919 performance-based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and nine months ended September 30, 2024, the Company granted 0 and 407,688 PSUs, respectively, which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the performance conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
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

The Company recognized equity-based compensation expense of $1.1 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively, and $3.7 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.
The Company paid dividends of approximately $0 for the three and nine months ended September 30, 2025, and $0 and $14 thousand for the three and nine months ended September 30, 2024, respectively.
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

In the three and nine months ended September 30, 2025, the Company sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $0 and $264 thousand:

Date	Shares
3/26/2025	4,486
3/27/2025	1,132
Q1 Total	5,618

4/1/2025	51,513
4/2/2025	67,069
Q2 Total	118,582

Q3 Total	—

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,512)	$(6,040)	$(12,950)	$(3,217)
Denominator:
Weighted average shares of common stock outstanding - basic	62,436,670	57,650,923	60,202,169	57,543,678
Add: Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock outstanding - diluted	62,436,670	57,650,923	60,202,169	57,543,678
Loss per share of common stock outstanding - basic and diluted	$(0.15)	$(0.10)	$(0.22)	$(0.06)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	1,382,083	1,304,512	1,382,083	1,304,512
Performance and market-based stock units	1,702,042	2,185,599	1,702,042	2,185,599
NOTE 8 – INCOME TAXES
The Company's income tax (benefit)/expense for the three months ended September 30, 2025 and 2024 was $(1,645) thousand and $0.7 million, respectively, and the income tax (benefit)/expense for the nine months ended September 30, 2025 and 2024 was $(2.2) million and $0.9 million, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 was 14.7% and (13.8)%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 14.5% and (38.5)%, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of September 30, 2025 or December 31, 2024.
On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBBA”). OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company has completed its evaluation of the impact of this legislation and has determined that the OBBBA will not have a material impact on its 2025 financial statements.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one operating and one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. The accounting policies of the direct medical procedure services segment are the same as those presented in Note 1 - Organization and Summary of Key Accounting Policies. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit, Adjusted EBITDA and net income/(loss). The CODM uses Adjusted EBITDA as the primary profit metric to evaluate income generated from operations in deciding where to spend additional marketing dollars or allocate additional resources. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, loss on impairment of long-lived assets, settlement costs for non-recurring litigation, and equity-based compensation. Segment information is presented below showing revenue, significant expenses and net loss (the closest GAAP measure to Adjusted EBITDA), in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue	$34,993	$42,548	$118,376	$141,172
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	14,864	17,766	48,015	54,635
Advertising Cost	6,411	6,903	20,910	26,314
Facility selling, general, and administrative expense	6,602	5,876	16,681	17,819
Corporate selling, general, and administrative expense (2) (3)	6,512	12,716	26,373	31,392
Depreciation and amortization	3,217	3,003	9,705	8,693
Loss on impairment of long-lived assets(4)	7,137	—	7,245	4
Total operating expenses	44,743	46,264	128,929	138,857
Loss from operations	(9,750)	(3,716)	(10,553)	2,315
Interest expense, net	1,407	1,591	4,594	4,638
Pre-tax net loss	(11,157)	(5,307)	(15,147)	(2,323)
Income tax (benefit)/expense	(1,645)	733	(2,197)	894
Net loss	$(9,512)	$(6,040)	$(12,950)	$(3,217)

Segment assets	$185,920	$208,245	$185,920	$208,245

(1)	Cost of services includes the costs of physicians, nursing, supplies and rent directly related to the performance of procedures at the facility level.
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

(3)
During the third quarter of fiscal year 2025, the Company recorded $1.0 million in rent expense due to the accelerated amortization of the right-of-use asset related to its London facility. See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

(4)
During the third quarter of fiscal year 2025, the Company recorded a $4.6 million loss related impairing a portion of the Salesforce implementation project and a $2.3 million loss related to the planned closure of the London facility and impairment of its fixed assets.See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES
As of September 30, 2025 and December 31, 2024 accrued and other current liabilities consists of the following (in 000’s):

	September 30, 2025	December 31, 2024
Accrued advertising costs	$—	$3,209
Credit card payable	1,865	1,576
Accrued severance	1,167	1,400
Other	2,139	2,119
Accrued and other current liabilities	$5,171	$8,304
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
Overview
AirSculpt is an experienced national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat and tightens skin in a minimally invasive procedure, producing dramatic results. We deliver our AirSculpt® procedures through a nationwide footprint of 31 centers across 20 states and Canada as of November 7, 2025.
For the three and nine months ended September 30, 2025, we performed 2,780 and 9,248 cases, respectively, compared to 3,277 and 10,972 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, we generated approximately $35.0 million and $118.4 million of revenue, respectively, compared to $42.5 million and $141.2 million for the three and nine months ended September 30, 2024, respectively. This represents approximately 18% decline in revenue for the three months ended September 30, 2025 over the same period in the prior year and approximately 16% decline in revenue for the nine months ended September 30, 2025 over the same period in the prior year.

In light of the decline in our revenue, we announced on March 14, 2025 an ongoing initiative to stabilize revenue growth through a number of strategic priorities, including:
•optimizing our marketing investment by spending on techniques that have proven successful for us in the past using a returns-based approach and testing new areas such as online video, and other social marketing channels under the direction of our Chief Digital Officer;
•improving our go-to-market and sales strategies under our Chief Sales Officer who is dedicated to strengthening our consultative sales model with enhanced training, improving our sales processes, and providing a greater focus on increasing lead generation, consultations, and case conversion;
•enhancing our customer experience to ensure we consistently provide premium results, with initiatives that were launched during the quarter ended September 30, 2025 and that the Company expects to roll out into fiscal year 2026;
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

On September 1, 2025, we made the decision to close our facility in the United Kingdom because of its financial performance. Additionally, we estimate that we will cease use of our leased facility on November 15, 2025 and have adjusted the remaining right-of-use asset resulting in accelerated amortization of approximately $1.0 million of incremental rent expense in the quarter ended September 30, 2025. We expect to finalize the liquidation process in the fourth quarter of fiscal year 2025, and we do not anticipate any material future cash expenditures as a result of the planned closure.

As of September 30, 2025, we determined that it is no longer probable that a portion of our Salesforce software implementation project will be completed. As a result, we recorded an impairment charge of $4.6 million as of September 30, 2025 to adjust the software project to its fair value. We continue to develop the remaining portion of our software project and anticipate its completion in the first quarter of fiscal year 2026.
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
Total Case and Revenue Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cases	2,780	3,277	9,248	10,972
Case growth	(15.2)%	N/A	(15.7)%	N/A
Revenue per case	$12,587	$12,984	$12,800	$12,867
Revenue per case growth	(3.1)%	N/A	(0.5)%	N/A
Number of facilities	32	31	32	31
Number of total procedure rooms	67	65	67	65
Same-Center Case and Revenue Metrics
Same-Center Information

For the three months ended September 30, 2025 and 2024, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended September 30, 2025 and 2024, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended September 30, 2025 in which such facilities were owned and operated during the three months ended September 30, 2024. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of September 30, 2024. Beginning September 30, 2025, we have excluded the London facility from all periods presented due to the closure of the facility.
For the nine months ended September 30, 2025 and 2024, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the nine months ended September 30, 2025 and 2024, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the nine months ended September 30, 2025 in which such facilities were owned and operated during the nine months ended September 30, 2024. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of September 30, 2024. Beginning September 30, 2025, we have excluded the London facility from all periods presented due to the closure of the facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cases	2,580	3,244	8,436	10,882
Case growth	(20.5)%	N/A	(22.5)%	N/A
Revenue per case	$12,574	$12,916	$12,777	$12,796
Revenue per case growth	(2.6)%	N/A	(0.1)%	N/A
Number of facilities	30	30	30	30
Number of total procedure rooms	63	63	63	63
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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, loss on impairment of long-lived assets, settlement costs for non-recurring litigation, and equity-based compensation.

We define Adjusted Net Income as net loss excluding restructuring and related severance costs, loss on impairment of long-lived assets, settlement costs for non-recurring litigation, equity-based compensation and the tax effect of these adjustments.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss	$(9,512)	$(6,040)	$(12,950)	$(3,217)
Plus
Equity-based compensation(1)	1,125	3,430	3,716	1,522
Restructuring and related severance costs	1,310	1,099	2,516	5,487
Depreciation and amortization	3,217	3,003	9,705	8,693
Loss on impairment of long-lived assets(2)	7,137	—	7,245	4
Litigation settlements(3)	—	850	—	850
Interest expense, net	1,407	1,591	4,594	4,638
Income tax (benefit)/expense	(1,645)	733	(2,197)	894
Adjusted EBITDA	$3,039	$4,666	$12,629	$18,871
Adjusted EBITDA Margin	8.7%	11.0%	10.7%	13.4%

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

(2) During the third quarter of fiscal year 2025, the Company recorded a $4.6 million loss related to impairing a portion of the Salesforce implementation project and a $2.3 million loss related to the planned closure of the London facility and impairment of its fixed assets.See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

(3)    This amount relates to settlement costs for non-recurring litigation of $0.9 million for the three and nine months ended September 30, 2024. See Note 9 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 for further discussion.

The following table reconciles Adjusted Net (Loss)/Income and Adjusted Net (Loss)/Income per Share to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss	$(9,512)	$(6,040)	$(12,950)	$(3,217)
Plus
Equity-based compensation(1)	1,125	3,430	3,716	1,522
Restructuring and related severance costs	1,310	1,099	2,516	5,487
Loss on impairment of long-lived assets(2)	7,137	—	7,245	4
Litigation settlements(3)	—	850	—	850
Tax effect of adjustments	(2,462)	(717)	(2,850)	996
Adjusted net (loss)/income	$(2,402)	$(1,378)	$(2,323)	$5,642

Adjusted net (loss)/income per share of common stock (4)
Basic	$(0.04)	$(0.02)	$(0.04)	$0.10
Diluted	$(0.04)	$(0.02)	$(0.04)	$0.10
Weighted average shares outstanding
Basic	62,436,670	57,650,923	60,202,169	57,543,678
Diluted	62,436,670	57,650,923	60,202,169	58,289,022
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
(2)    During the third quarter of fiscal year 2025, the Company recorded a $4.6 million loss related to impairing a portion of the Salesforce implementation project and a $2.3 million loss related to the planned closure of the London facility and impairment of its fixed assets.See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
(3)    This amount relates to settlement costs for non-recurring litigation of $0.9 million for the three and nine months ended September 30, 2024. See Note 9 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 for further discussion.
(4)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.
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
Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended September 30,
	2025		2024
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$34,993	100.0%	$42,548	100.0%
Operating expenses:
Cost of service	14,864	42.5%	17,766	41.8%
Selling, general and administrative	19,525	55.8%	25,495	59.9%
Depreciation and amortization	3,217	9.2%	3,003	7.1%
Loss on impairment of long-lived assets	7,137	20.4%	—	—%
Total operating expenses	44,743	127.9%	46,264	108.7%
Loss from operations	(9,750)	(27.9)%	(3,716)	(8.7)%
Interest expense, net	1,407	4.0%	1,591	3.7%
Pre-tax net loss	(11,157)	(31.9)%	(5,307)	(12.5)%
Income tax benefit	(1,645)	(4.7)%	733	1.7%
Net loss	$(9,512)	(27.2)%	$(6,040)	(14.2)%
Revenue— Our revenue decreased $7.6 million, or 17.8%, compared to the same period in 2024. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics industry.

Cost of Service— Our cost of services decreased $2.9 million, or 16.3%, compared to the same period in 2024. The percentage decrease in cost of service is driven by the decrease in cases compared to the same period in 2024. Cost of service was 42.5% and 41.8% as a percentage of revenue for the three months ended September 30, 2025 and 2024, respectively. This is primarily due to not being able to leverage certain fixed costs within cost of service like rent and certain nursing costs.
Selling, General and Administrative Expenses— Selling, general and administrative expenses decreased $6.0 million, or 23.4%, for the three months ended September 30, 2025 compared to the same period in 2024. This decrease relates to a $0.5 million reduction in advertising costs, $2.3 million decrease in stock compensation expense, $1.4 million reduction in legal and professional service costs, $0.6 million reduction in travel, as well as a $0.8 million reduction in legal settlement costs, offset by a $1.1 million increase in rent expense related to the accelerated amortization of the London facility right-of-use assets. Selling, general and administrative expenses as a percent of revenue was at 55.8% and 59.9% for the three months ended September 30, 2025 and 2024, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $8.8 million and $9.6 million for the three months ended September 30, 2025 and 2024, respectively. This decrease is primarily related to a decrease in advertising spend associated with brand awareness initiatives. Our customer acquisition costs were approximately $3,145 and $2,900 per customer in the three months ended September 30, 2025 and 2024, respectively. Selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue. We have also paused de novo center and new procedure room openings, which is expected to have a favorable impact on selling expenses.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $10.8 million and $15.9 million for the three months ended September 30, 2025 and 2024, respectively. This decrease relates to a $2.3 million decrease in stock compensation expense and $1.4 million decrease in legal and professional service costs. We have also implemented a cost reduction program that was estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses during fiscal year 2025.
Depreciation and Amortization— Depreciation and amortization increased to approximately $3.2 million for the three months ended September 30, 2025 compared to $3.0 million for the same period in 2024. This increase is the result of having five additional de novo centers during the three months ended September 30, 2025 as compared to the 2024 period.
Loss on impairment of long-lived assets— The $7.1 million loss on impairment of long-lived assets during the three months ended September 30, 2025 relates to the $4.6 million impairment of portions of the Company's Salesforce implementation project as well as the $2.3 million impairment of property, plant, and equipment related to the London facility as a result of its planned closure.
Interest Expense, net— Interest expense was $1.4 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively.
Income Tax Expense— Our effective tax rate was 14.7% and (13.8)% for the three months ended September 30, 2025 and 2024, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Nine Months Ended September 30,
	2025		2024
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$118,376	100.0%	$141,172	100.0%
Operating expenses:
Cost of service	48,015	40.6%	54,635	38.7%
Selling, general and administrative	63,964	54.0%	75,525	53.5%
Depreciation and amortization	9,705	8.2%	8,693	6.2%
Loss on impairment of long-lived assets	7,245	6.1%	4	—%
Total operating expenses	128,929	108.9%	138,857	98.4%
(Loss)/income from operations	(10,553)	(8.9)%	2,315	1.6%
Interest expense, net	4,594	3.9%	4,638	3.3%
Pre-tax net (loss)/income	(15,147)	(12.8)%	(2,323)	(1.6)%
Income tax (benefit)/expense	(2,197)	(1.9)%	894	0.6%
Net (loss)/income	$(12,950)	(10.9)%	$(3,217)	(2.3)%
Revenue—Our revenue decreased $22.8 million, or 16.1%, compared to the same period in 2024. The decrease is primarily attributed to weaker than expected performance across the broader aesthetics and high-end retail industries.
Cost of Service—Our cost of service decreased $6.6 million, or 12.1%, compared to the nine months ended September 30, 2024. The percentage decrease in cost of service is driven by the decrease in cases compared to the same period in 2024. Cost of service was 40.6% and 38.7% as a percentage of revenue for the twelve months ended September 30, 2025 and 2024, respectively. The percentage increase is primarily due to the decline in revenue and not being able to leverage certain fixed costs within cost of service such as rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $11.6 million, or 15.3%, for the nine months ended September 30, 2025 compared to the same period in 2024. This decrease relates to a $5.4 million reduction in advertising costs, $3.7 million decrease in severance expense, $1.6 million reduction in legal and professional service costs, $1.0 million reduction in travel, as well as a $1.0 million reduction in legal settlement costs, offset by a $1.0 million increase in rent expense related to the accelerated amortization of the London facility right-of-use asset. Selling, general and administrative expenses as a percent of revenue were 54.0% and 53.5% for the nine months ended September 30, 2025 and 2024, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $28.2 million and $34.0 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease is primarily related to a decrease in advertising spend associated with brand awareness initiatives. Our customer acquisition costs were approximately $3,050 and $3,095 per customer in the nine months ended September 30, 2025 and 2024, respectively. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue. We have also paused de novo center and new procedure room openings, which is expected to have a favorable impact on selling expenses.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $35.7 million and $41.5 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease relates to reductions in severance, legal and professional service costs, legal settlement costs, and travel, offset by a $1.0 million increase in rent expense related to the accelerated amortization of the London facility right-of-use asset. Many of these improvements are the result of a cost reduction program that was estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses during fiscal year 2025.
Depreciation and Amortization—Depreciation and amortization increased to approximately $9.7 million for the nine months ended September 30, 2025 compared to $8.7 million for the same period in 2024. This increase is the result of having five additional de novo centers during the nine months ended September 30, 2025 as compared to the 2024 period.
Loss on impairment of long-lived assets— The $7.2 million loss on impairment of long-lived assets during the nine months ended September 30, 2025 primarily relates to the $4.6 million impairment of portions of the Company's Salesforce implementation project as well as the $2.3 million write-off of property, plant, and equipment related to the London facility as a result of its planned closure.
Interest Expense, net—Interest expense increased to $4.6 million from $4.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Income Tax Expense— Our effective tax rate was 14.5% and (38.5)% for the nine months ended September 30, 2025 and 2024, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility, subject to minimum liquidity draw requirements. In March 2025, we filed a Registration Statement on Form S-3 (File No. 333-285825) which covers the offering, issuance and sale, for an aggregate initial offering price not to exceed $100.0 million, of shares of common stock and preferred stock; debt securities; warrants to purchase common stock, preferred stock and/or debt securities; and units. We also commenced an at-the-market offering program, with Leerink Partners LLC (“Leerink”) acting as sales agent. This at-the-market offering program provides us with additional access to capital, as needed, subject to market conditions.
Our primary cash needs are for payroll, marketing and advertisements, rent, debt service, as well as information technology and infrastructure, including our corporate office. Our cash flows are closely tied to the receipt of patient payments, and we have experienced revenue declines in the most recent year due to a decline in overall cases performed. In response, we have implemented initiatives to improve revenue growth, engaged in a cost reduction program that was estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses during fiscal year 2025, and paused de novo center and new procedure room openings. These initiatives may not realize anticipated benefits or savings from one or more of the various strategies and cost-savings initiatives undertaken as part of these efforts in full or in part or within the time periods expected. We also may not realize the increase in sales related to these initiatives. Our ability to improve operating results depends upon a significant number of factors, some of which are beyond our control. If we are unable to realize the anticipated savings or benefits, or otherwise fail to implement the growth strategies, the business operating results and liquidity may be adversely affected.
We believe that the cash expected to be generated from operations will be sufficient for our working capital requirements, liquidity obligations, and payments due under our existing credit facilities for at least the next 12 months.
As of September 30, 2025, we had $5.4 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of September 30, 2025.
As of September 30, 2024, we had $6.0 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of September 30, 2024.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in 000s)	2025	2024
Cash Flows Provided By (Used For):
Operating activities	$5,627	$8,637
Investing activities	(2,346)	(10,479)
Financing activities	(6,111)	(2,448)
Net decrease in cash and cash equivalents	(2,830)	(4,290)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the nine months ended September 30, 2025, our operating cash flow decreased by $3.0 million compared to the same period in 2024. The decrease is primarily attributed to weaker than expected revenue performance during the nine months ended September 30, 2025 as compared to the prior year period. At September 30, 2025, we had a working capital deficit of $(11.9) million compared to $(11.5) million at December 31, 2024.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $2.3 million and $10.5 million, respectively. Investing activities in the nine months ended September 30, 2025 relate primarily to final payments on our White Plains, NY location that opened in December 2024 and maintenance capital expenditure. Investing activities during the nine months ended September 30, 2024 were attributable to the preparation for the opening of our 2024 de novo locations.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 was $6.1 million. During the nine months ended September 30, 2025, we received net proceeds of $14.0 million from an underwritten public offering, made principal payments on our debt of $12.9 million, payments for debt modification of $0.3 million and made payments of taxes withheld through vested equity-based compensation of $0.1 million.
Net cash used in financing activities for the nine months ended September 30, 2024 was $2.4 million. For the nine months ended September 30, 2024, we made principal payments on our debt of $1.6 million and made payments of taxes withheld through vested equity-based compensation of $0.5 million.
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

During the three and nine months ended September 30, 2025, we sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $0 and $264 thousand:

Date	Shares
3/26/2025	4,486
3/27/2025	1,132
Q1 Total	5,618

4/1/2025	51,513
4/2/2025	67,069
Q2 Total	118,582

Q3 Total	—

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
Long-Term Debt
The carrying value of our total indebtedness was $56.9 million and $74.7 million, which includes unamortized deferred financing costs and issuance discount of $1.0 million and $1.0 million, and funds drawn on the revolving credit facility of $0.0 million and $5.0 million, as of September 30, 2025 and December 31, 2024, respectively.
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
On September 13, 2024, the Company amended the Credit Agreement to modify certain financial condition covenants and the applicable margins. As such, for the period of September 13, 2024 through June 30, 2025, the applicable per annum margin was 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.0x. If the Company's total leverage ratio was equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin was 2.0% or 3.0% for base rate or SOFR, respectively. If the Company's total leverage ratio was below 1.0x, the applicable per annum margin was 1.5% or 2.5% for base rate or SOFR, respectively.
On March 12, 2025, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"). Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company under the term loan and revolving credit facility, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4.25x, 3.50x 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3.0 million as of the last day of the month ending March 31, 2025, (B) $5.0 million as of the last day of the month ending April 30, 2025, and (C) $7.5 million as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125 thousand arrangement fee to Silicon Valley Bank. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee"), pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date. Under the terms of the Limited Guarantee, if our Sponsor was required to make any payment under the Limited Guarantee (other than as a result of a bankruptcy event), then our Sponsor would be deemed to have purchased shares of common stock of the Company having an aggregate value equal to the amount of such payment. The Company agreed to issue a subordinated note to our Sponsor if a payment occurred under the Limited Guarantee, to the extent such payment did not result from the issuance of shares of common stock by the Company to our Sponsor.
On June 13, 2025, the Company made a $10.0 million principal payment on the term loan in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025.
As of September 30, 2025, the interest rate under the Credit Agreement was 8.82%.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Controls Over Financial Reporting
During the quarter ended September 30, 2025, we adjusted personnel responsibility for our internal control over financial reporting to address the departure of our former Chief Accounting Officer. There were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2025.
Limitations on the Effectiveness of Controls
Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. For these reasons, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2025, none of our directors or officers have adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

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
Date: November 7, 2025