Form 10-K
period 2025-12-31
Airsculpt Technologies, Inc.
filed 2026-03-31
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $79.8 million.
The registrant had 70,545,681 shares of common stock outstanding as of March 30, 2026.
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

We discussed many of these risks and uncertainties in the section titled “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in other filings we make from time to time with the U.S. Securities and Exchange Commission. There also may be other risks and uncertainties that are currently unknown to us or that we are unable to predict at this time.
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
We believe our treatment results and elite patient experience have positioned AirSculpt as a preferred body contouring brand. We performed 11,852 body contouring procedures in 2025. Our proprietary and patented AirSculpt® method is minimally invasive because it requires no needle, no scalpel, no stitches and no general anesthesia to achieve transformational change that appears both natural and smooth. Our patients are guided by surgeons, nurses and patient care consultants through every step of the experience.
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
Further, the Company introduced AirSculpt® + and AirSculpt® Smooth in fiscal year 2022. AirSculpt® + permanently removes fat and tightens the skin with unparalleled precision and finesse. Patients first target any area containing excess fat with AirSculpt®, then have that same area treated with a technology that instantly tightens skin and improves laxity. This advanced, minimally invasive treatment combines helium gas and radiofrequency energy to create a plasma specially equipped to correct sagging skin and restore a youthful, natural appearance. AirSculpt® Smooth delivers effective and long-lasting cellulite reduction with one single treatment. AirSculpt® Smooth uses an advanced cellulite removal tool, which is cleared by the Food and Drug Administration ("FDA") to target cellulite on the buttocks and thighs. Results appear almost instantly, and because AirSculpt® Smooth is heat-free, it can be used on any skin type.
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
We deliver our body contouring procedures through a nationwide footprint of 31 centers across 20 U.S. states and Canada as of March 31, 2026. Our centers, located in metropolitan and suburban areas, offer a premium patient experience and luxurious, spa-like atmosphere. Due to restrictions on the corporate practice of medicine in many states, the professional associations (each, a “Professional Association,” and collectively, the “Professional Associations”) owned by the surgeons that operate our centers are responsible for all clinical aspects of the medical operations that take place in each of our centers, including contracting with the surgeons who perform procedures on patients at our centers.
We are a holding company and all of our operations are conducted through the Professional Associations and our wholly-owned subsidiaries, which own and operate the non-clinical assets and provide Management Services to the Professional Associations through Management Service Agreements (“MSAs”).

For the year ended December 31, 2025, we generated $151.8 million of revenue compared to $180.4 million for the year ended December 31, 2024, which represents a decline of approximately 15.8%.

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

Our Business Drivers
The market for surgical aesthetic procedures is driven by trends including:
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
As of December 31, 2025, our patent portfolio is comprised of two issued U.S. utility patents, one pending U.S. utility patent application, one pending U.S. provisional patent application, one pending U.S. design patent application, one pending Canada utility patent application, and one pending U.K. utility patent application, each of which we own directly. At least some of the tools we currently use to perform our fat removal and fat transfer procedures are purchased from third parties, and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components, our currently issued patents relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures.
•Broad Offering of Innovative, Body Sculpting Procedures: We offer our patients a comprehensive suite of customized body contouring procedures, including fat removal, fat transfer, skin excisions and skin tightening to meet their wants and needs.
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

National and International Footprint Fueled by Attractive Unit Economics
We have a national footprint consisting of 31 centers across 20 U.S. states and Canada as of March 31, 2026. Our centers are located primarily in metropolitan cities near retail shops that our patients frequent and popular areas. On average, our centers contain two procedure rooms with the capacity to perform up to 36 surgeries a week, in addition to additional consultation offices for prospective patients. Our accreditation as an office-based practice under the Joint Commission demonstrates our commitment to safety and quality. In 2025, we generated revenue per case of $12,809 on average. We require 100% private pay upfront and face no reimbursement risk.
Our centers generate highly attractive unit-level economics and require only a modest investment to open. Our centers typically achieve profitability within approximately three months, providing AirSculpt with a highly attractive and near-immediate return on invested capital. We believe that by restoring same-store revenue growth through optimized marketing investments, stronger sales execution, expanded consumer financing options, and the introduction of new product lines, we can improve unit-level economics beyond what we achieved in 2025.
Scaled Platform with Potential for Capital Efficient Growth and Free Cash Flow
Our operating model is highly scalable and has the potential for capital efficient growth. For the year ended December 31, 2025, we generated approximately $152 million of revenue compared to approximately $180 million for the year ended December 31, 2024, which represents an approximately 15.8% decline. We have a capital efficient business that requires minimal maintenance capital expenditures and working capital to support our operations.
Our Long-Term Growth Strategies
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
•Drive Sales Growth of Our Centers: We employ the following strategies to increase our procedures performed and drive higher revenue per procedure in existing centers:
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
◦Continue to introduce new, innovative procedures: Since our founding in 2012, we have demonstrated our ability to innovate with the novel introduction of the AirSculpt® method to the cosmetic surgery field. Over the past decade, we have expanded and refined our portfolio of procedures to address evolving patient preferences and enhance clinical outcomes. Fat transfer has been a highly successful innovation and remains a critical component of our offering, enabling the artistry of many of our most sought-after procedures. In fiscal year 2025, we focused on new product innovation and the introduction of new services designed to expand our customer reach, leverage our existing infrastructure and surgical expertise, and generate incremental revenues. These initiatives included expanding our pilot program for our skin tightening procedure as a standalone offering. We also continue to develop and introduce new procedures, such as the Hip Flip® and CankCure®, to meet patient demand and drive awareness and utilization of our centers.
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

We employ the following strategies to drive brand awareness:
•Developing digital content, including a “before and after” photo gallery and AirSculpt® TV: We have collected a catalog of over 300,000 “before and after” photos, showcasing our treatment outcomes. Our AirSculpt® TV program, featured on our AirSculpt Instagram page and website, provides a never-before seen transparency in our space. We will continue to develop high quality digital content that highlights the transformative power of our minimally invasive procedures.
•Social, digital and traditional marketing: Our in-house marketing team generates continuous media coverage of our offering across social, digital, and traditional media channels, such as magazines and TV. By using web-based lead generation, we generate over 625,000 monthly website visits, primarily through optimized spend on Google’s marketing engine.
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
While we are not likely to open new centers in the near term due to initiatives to improve liquidity, we do believe opening new centers in North America remains a part of our long-term growth strategy. We employ the following strategies to expand our footprint:
•Expand Footprint by Opening New Centers in the United States: We believe our track record of successfully opening new AirSculpt centers generating strong unit-level economics validates our strategy across the United States. In order to ensure our new centers are profitable, we follow the same business plan for each new center. A new center is generally profitable within the first few months of opening, supported by our 100% upfront private pay policy. We have strong conviction in our ability to continuously improve our unit economics as we open additional centers in the United States. With our patient care consultants and surgeons performing virtual consultations ahead of store openings, we are able to pre-book procedures and can begin performing surgeries on a center’s opening day, accelerating the ramp up of those centers.
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

Across our centers, we use a network of independent surgeons to perform the AirSculpt® procedure. We believe that the desire to be an AirSculpt surgeon has provided us with ready access to talented providers, making recruitment a selective process. Additionally, through referral and outreach, we plan to continue recruiting surgeons to perform procedures on our patients. We conduct background checks on prospective surgeons, confirming licensure and checking surgeon records contained in the National Practitioner Data Bank. Furthermore, we consider the body of work of prospective surgeons, including before and after photos and areas of specialization. Following this initial selection process, our prospective surgeons undergo in-house training through the Elite Fellowship Program where they receive proprietary information regarding the AirSculpt® method and approved body markings, observe videos of experienced AirSculpt® surgeons, observe those surgeons complete eight to ten procedures in-person, and later complete three procedures under the in -person supervision of those surgeons. If a prospective surgeon successfully completes the Elite Fellowship Program, they are permitted to conduct the AirSculpt® method without restrictions. Otherwise, they are observed in additional training procedures or are not chosen to join the AirSculpt team. Additionally, there is a comprehensive ongoing review process of all surgeons conducted by our experienced AirSculpt® surgeons, which includes on-site visits at centers to help maintain quality standards, and feedback from other staff members, including members of our nursing team.
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
Our Marketing and Sales Efforts and Third-Party Financing
Our marketing efforts are driven by an in-house team of professionals that focus on digital and other platforms. In addition to monitoring and managing our social media presence, our team is focused on search engine optimization on our digital platform. For the year ended December 31, 2025, our total advertising costs were $27.3 million, split approximately 90% digital advertising and 10% other advertising platforms.

Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Our total selling expenses for 2025 were approximately $36.9 million, or approximately 24.3% of revenue. Our customer acquisition costs were approximately $3,114 per customer in 2025.
As part of our long-term growth strategy, we are focused on optimizing our marketing investment to enhance efficiency, improve return on investment, and return to sustainable revenue growth. By leveraging data-driven insights, we aim to allocate marketing resources more effectively across channels, ensuring that each dollar spent contributes to measurable business outcomes.

Our sales assistants respond to inquiries from prospective patients and schedule virtual or in-person consultations. We offer our patients the choice of a pre-procedure virtual consult. Rather than making an in-office appointment, our patients are able to speak with our surgeons and qualified patient care consultants in the convenience of their own home or office typically within 24-72 hours. We encourage a strong relationship between our patients and surgeons, from initial consultation, through procedure, to after treatment. Many of our patient-facing consultants are former patients and can speak to their personal AirSculpt experiences. Based on these efforts, together with discussions with our surgeons, our patients elect to move forward and schedule a procedure date. Many patients, satisfied with results and experience, return to AirSculpt to receive further AirSculpt® treatments on additional body parts.
Our consultants provide patients pricing information the day of their consult and, if requested by the patient, assist patients with securing third-party financing from entities such as CareCredit, PatientFi and Alphaeon, among others, enabling consumers to more quickly schedule their procedures. We do not face any risk in default of payment under that financing arrangement, which is solely between the patient and third-party financing vendor. In 2025, approximately 50% of our cases involved the patient securing third-party financing. We are focused on expanding consumer financing options to enhance affordability, increase customer accessibility, and return to sales growth. By offering flexible payment solutions, we aim to attract a broader customer base, improve conversion rates, and strengthen customer loyalty.
Our Intellectual Property
As of December 31, 2025, our patent portfolio is comprised of two issued U.S. utility patents, one pending U.S. utility patent application, and one International (PCT) patent application, each of which we own directly. The tools we use to perform our fat removal and fat transfer procedures are purchased from third parties and we do not own the proprietary rights to such tools. Instead of protecting specific, individual liposuction components (such as a particular handpiece design), our issued patents and our pending applications relate to certain proprietary implementations of the process described in the section “Our Technique, Training and Equipment,” and the combination of multiple components to form proprietary systems that are specially configured for carrying out those proprietary processes. We believe the systems and methodologies claimed in our issued patents provide impressive results with less patient trauma relative to other systems and methods, such as liposuction and abdominoplasty (tummy tuck), that require more invasive surgical procedures. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. We expect our issued patents to expire in 2033 or later.
AirSculpt®, AirSculpt+®, AirSculpting®, AirSculpt Plus®, Elite Body Sculpture®, RevisionSculpt®, AirSculpt Lift™, No Needle, No Scalpel, No Stitches®, If You Can Pinch It, We Can Take It®, Power BBL®, Tiny Tuck®, 48 Hour Six Pack®, Cure for the Hip Dip®, Hip Flip®, CankCure®, Stubborn Fat, It’s All We Do®, The 48 Hour Difference™, and our registered 'hourglass' logo are U.S. registered trademarks or trademarks for which registration is pending in the United States. We have also registered AirSculpt® and certain other trademarks outside of the United States.
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
Competition
We believe that our brand recognition and minimally invasive procedures with results meeting or exceeding our customer expectations distinguish us in the market for body contouring.
While we believe we are transforming the body contouring market, our primary competition includes individual and small practice group providers of traditional liposuction, which we believe require a longer patient recovery time than AirSculpt® and some national providers of other minimally-invasive techniques, which we believe are less effective than AirSculpt®. Additionally, university and hospital systems, medical spas and centers and beauty and rejuvenation centers include body contouring services in their offerings. While we primarily operate in the body contouring market, we also compete with companies that offer non-surgical methods of fat reduction, including weight-loss drugs, and other non-invasive weight loss and obesity solutions. Because of the high growth potential of the market for weight loss and obesity solutions, existing and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.

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

Continuity Agreements
We have entered into Continuity Agreements at all of our Professional Associations, with the exception of New York and California, with the Surgeon Owners, whereby they are the sole directors, officers, and owners of the Professional Associations. The Continuity Agreements (i) prohibit the Surgeon Owners from freely transferring or selling their interests in the Professional Associations, (ii) provide for the ability to add a second Surgeon Owner to help ensure continuity of the Professional Association, and (iii) provide that the ownership interests of the Surgeon Owners will automatically be transferred to another licensed professional designated by us in accordance with the terms of the Continuity Agreement upon the occurrence of certain events, which include, but are not limited to, the Surgeon Owner’s death, the termination of the Surgeon Owner’s employment, the Surgeon Owner’s license to practice medicine being revoked or terminated, the Surgeon Owner filing a petition for bankruptcy, the Surgeon Owner becoming indicted for or convicted of any felony or any misdemeanor offense involving moral turpitude, the Surgeon Owner breaching any provision of the Continuity Agreement, the Surgeon Owner’s gross negligence, willful misconduct or fraud with respect to the Professional Association, and the Surgeon Owner’s disability or incapacity.
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
Employees
As of December 31, 2025, we employed approximately 330 full-time employees and approximately 33 part-time employees. We also had contracts with approximately 90 surgeons. While each center varies depending on its size, case volume and case types, we employ an average of approximately 10 full-time equivalent employees at our centers.
While we provide “full-time equivalent” information, a number of our employees work on flexible schedules rather than full-time, which increases our staffing efficiency. As a result, these employees also do not participate in our benefits structure, which we believe reduces the relative cost of our benefits plans to us. None of our employees is represented by a collective bargaining agreement.
Additional Information

The Company was founded in 2012 and reorganized in 2018 as part of the acquisition by our Vesey Street Capital Partners, L.L.C., our private equity sponsor ("Sponsor") of a majority stake in the company prior to the IPO. AirSculpt Technologies, Inc. was incorporated in Delaware on June 30, 2021 and completed an IPO on October 28, 2021.
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
•Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from several instances of geopolitical instability, including the ongoing military conflict between Russia and Ukraine, the ongoing conflict in the Middle East, and tensions between the U.S. and China.
•Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or government shutdowns could negatively impact our business operations and regulatory interactions.
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
•Changes in tariffs and other governmental trade policies could negatively affect our business and results of operations.
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
•Our proprietary Airsculpt® method could become obsolete or less competitive due to the introduction of new, more effective, or less invasive competitor technologies
Risks Related to Government Regulations
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
Risks Related to Ownership of Our Common Stock
•After December 31, 2025, we will no longer qualify as an “emerging growth company” as defined in the JOBS Act and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.
•Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
•There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.
•Certain of our directors hold a substantial portion of our common stock, which may lead to conflicts of interest with other stockholders over corporate transactions and other corporate matters.
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
In response to the declines in revenue we experienced during the 2024 and 2025 fiscal years, we are in the process of implementing certain cost-savings initiatives and revenue growth strategies, which are discussed in further detail under the captions “Our Company,” “National and International Footprint Fueled by Attractive Unit Economics,” “Our Growth Strategies,” and “Our Marketing and Sales Efforts and Third-Party Financing” included in Item 1 of this Annual Report on Form 10-K. We may not realize in full or in part, or within the time periods expected, the anticipated savings or benefits from one or more of the various strategies and cost-savings initiatives undertaken as part of these efforts. We also may not realize the increase in sales we expect in connection with these strategies. Our ability to improve operating results depends upon a significant number of factors, some of which are beyond our control. Other events and circumstances, such as financial and strategic difficulties and delays, unexpected costs, the impact of non-surgical methods of fat reduction, including weight-loss drugs, on the demand for our procedures, or inflationary pressures, may occur which could result in not realizing targets or in offsetting the financial benefits of reaching those targets. We may also experience a decline in revenue in the short-term, as part of the implementation of our cost-savings initiatives and revenue growth strategies, with the goal of progressing toward positive revenue and profit growth in the long-term. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives or to implement our growth strategies could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
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
Our historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth and periods of revenue decline during the history of the company. Estimates of future revenue trends are subject to many risks and uncertainties and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by companies in rapidly changing industries, including market acceptance of our procedures, attracting new patients, hiring surgeons and responding to increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks.
Our success depends on our ability to maintain the value and reputation of the AirSculpt® brand, , which may be harmed by changing consumer preferences and negative publicity, including social media reviews.

We believe that our brand is important to attracting patients and high-quality surgeons. Maintaining, protecting, and enhancing our brand depends largely on our ability to deliver consistent and beneficial results for our patients, and the success of our marketing efforts, and our ability to manage our public image. We believe that the importance of our brand will increase as competition further intensifies.
Our brand could be harmed if we fail to achieve these objectives, or if our public image were to be tarnished by negative publicity. In the aesthetic market, consumer preferences can shift rapidly, and any failure to adapt our service offerings, centers, or pricing strategies to these changing preferences could result in a material decrease in demand.

Furthermore, we are highly susceptible to negative media and social media exposure.Unfavorable publicity about us, including our procedures and technology, which may include viral content could diminish confidence in the AirSculpt® brand. Such as negative patient testimonials, reviews, or other content disseminated on platforms like Instagram, TikTok, and other digital channels, could diminish confidence in AirSculpt®publicity also could have an adverse effect on our business, financial condition, and operating results.

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
While we do not expect to open new centers in the next year, our long-term growth strategy depends, in large part, on growing and operating our new centers both in existing and new geographic regions, particularly in densely populated and affluent metropolitan and suburban regions.
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
To successfully grow in markets outside of North America, we must address many issues with which we have limited experience.
Continued international operation is subject to a number of risks, including:
•difficulties in staffing and managing our international operations;
•increased competition as a result of more procedures receiving regulatory approval or otherwise freedom to market in international markets;
•reduced or varied protection for intellectual property rights in some countries;
•foreign tax laws;
•foreign tariffs;
•fluctuations in currency exchange rates;
•foreign certification and regulatory clearance or approval requirements;
•difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•geopolitical events (such as the Russian invasion of Ukraine and the conflict in the Middle East), social and economic instability abroad, terrorist attacks, and security concerns in general;
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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from several instances of geopolitical instability, including the ongoing military conflict between Russia and Ukraine, the ongoing conflict in the Middle East, and tensions between the U.S. and China.
The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from ongoing military conflict between Russia and Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. Additionally, in the Middle East, the Israel-Hamas war has transitioned from active combat to a fragile ceasefire, but regional volatility persists, recently drawing in Iran and other actors. Meanwhile, emerging flashpoints, notable the strategic rivalry between the U.S. and China, contribute to trade fragmentation and technological decoupling, posing longer-term supply chain and market risks. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. The length and impact of each ongoing conflict is highly unpredictable, and may result in market disruptions, including significant volatility in commodity prices, credit and capital markets, and increases in cybersecurity incidents as well as supply chain disruptions. Further escalation of geopolitical tensions related to these conflicts and/or their expansion could result in increased volatility and disruption to the global economy and the markets in which we operate adversely impacting our business, financial condition or results of operations.
Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or government shutdowns could negatively impact our business operations and regulatory interactions.
Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. Recently, from January 31, 2026 to February 3, 2026, the U.S. government partially shut down. Prior to that, the U.S. government shut down from October 1, 2025 to November 12, 2025, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed certain employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which resulted in the suspension or delay of various government-funded programs. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which we rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
For example, the SEC announced that during the prior U.S. federal government shutdown, it would not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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
As of December 31, 2025, we employed approximately 330 full-time employees and approximately 33 part-time employees. Many of our personnel are licensed to perform cosmetic services, including medical treatments, and hold licenses as physicians and nurses. Our success depends, in part, on our continuing ability to identify, hire, develop and retain highly qualified personnel, including surgeons and nurses, through our affiliated Professional Associations. The demand for medical professionals increased significantly during the COVID-19 pandemic and in the following years. Further, even before the COVID-19 pandemic, the demand for medical professionals had been increasing as more consumers began gravitating to health and wellness treatments, such as medspa and cosmetic services. As a result, we have increased, and may continue to increase, the salaries and bonuses for both potential and existing personnel. Additionally, many of the jurisdictions in which we operate our centers have their own licensing or similar requirements applicable to our personnel, and the onboarding and training process for each of our employees and our independent contractors can take several months. If we cannot identify, hire, develop and retain adequate staff for our centers through our affiliated Professional Associations, we will not be able to open new centers on a timely basis or adequately staff existing centers.

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
Changes in tariffs and other governmental trade policies could negatively affect our business and results of operations.
Recent governmental actions and proposals relating to tariffs and other trade policies have created uncertainty about future trading arrangements and the possibility of imposing or increasing tariffs on certain goods. For example, certain governments have imposed or may impose tariffs on a wide range of products, raw materials, and intermediate goods. Additional tariffs, or retaliatory measures by other countries in response, may be implemented at any time. Should these or similar tariffs remain in place (or be re-imposed or increased), or if additional tariffs or trade restrictions are enacted in the future, they could cause us to face higher costs or supply chain disruptions. These actions could adversely affect our margins, profitability, financial condition, and results of operations. While we have not experienced adverse impacts of tariffs to date, we cannot predict future changes in trade policy or the terms of any renegotiated trade agreements, nor can we determine the impact they may have on our business. Any such changes could have a material adverse effect on our business, financial condition, and results of operations.

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
Our revenue is particularly sensitive to regulatory, economic and other conditions in the states and jurisdictions in which we have centers. As of the date of this Annual Report on Form 10-K, we operate through our arrangements with our affiliated Professional Associations centers in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Massachusetts, Michigan, Minnesota, Nevada, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Washington, Virginia and Toronto, Canada.
In addition, our five centers located in California represented 20% of our revenue in 2025 and 2024. As a result, our business, financial condition and results of operations could be adversely affected by disruptions in the Southern California economy. In the event of any other adverse regulatory, economic or other developments in any of the states and jurisdictions in which we have a higher concentration of centers there could be unanticipated adverse impacts on our business in those states and jurisdictions, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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
We have in recent years depended on our relationship with our Sponsor to help guide our business plan. Our Sponsor has significant expertise in financial matters, which is available to us through the representatives our Sponsor has on our board of directors. Our Sponsor holds contractual rights to seats on our board of directors for as long as our Sponsor maintains certain levels of ownership of our common stock. We have entered into, and may in the future enter into, agreements with our Sponsor which constitute related-party transactions as defined under Item 404 of Regulation S-K, as disclosed in further detail in this Annual Report on Form 10-K under the caption “Certain Relationships and Related Transactions, and Director Independence.” As of the date of this Annual Report on Form 10-K, affiliates of our Sponsor beneficially own 47% of our common stock. Affiliates of our Sponsor may elect to reduce their ownership in our Company, which could reduce or eliminate the benefits we have historically achieved through our relationship with our Sponsor..

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
As of December 31, 2025, total outstanding indebtedness under our senior credit facility was approximately $75.8 million, consisting of $56 million in term loans (the “Term Loan”) and there is $5.0 million available on our revolving credit facility (the “Revolver”) (the “Term Loan and Revolving Credit Facility”). Our leverage could have important consequences, including:
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
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025 the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the Term Loan and Revolving Credit Facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the Term Loan, and Revolving Credit Facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from Sponsor. In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125,000 arrangement fee to SVB. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB and the Company (the “Limited Guarantee”), pursuant to which our Sponsor agreed to provide a $10.0 million guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the Term Loan (excluding regularly scheduled amortization) by $10.0 million as of such date. The Company made the required $10.0 million repayment prior to June 15, and the Limited Guarantee automatically terminated on March 12, 2026 following the prepayment of the Term Loan in an aggregate amount of $20.0 million since the date of the Limited Guarantee.

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
We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. Although the Term Loan and Revolving Credit Facility, including the recent Third Amendment, contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of December 31, 2025 we had $5.0 million under our Revolver. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
As of December 31, 2025, we had borrowings under our Term Loan and Revolving Credit Facility with variable rate debt that was indexed to the Secured Overnight Financing Rate (“SOFR”). All outstanding loans bear interest based on either a base rate or SOFR plus an applicable per annum margin. During the period from January 1, 2024, through September 12, 2024, the applicable per annum margin was 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.0x. If the Company's total leverage ratio was equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin was 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio was below 1.0x, the applicable per annum margin was 1.0% or 2.0% for base rate or SOFR, respectively. During the period from September 13, 2024, through December 31, 2024, the applicable per annum margin was 2.5% or 3.5% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.0x; if the Company's total leverage ratio was equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin of 2.0% or 3.0% for base rate or SOFR, respectively; if the Company's total leverage ratio was below 1.0x, the applicable per annum margin of 1.5% or 2.5% for base rate or SOFR, respectively. Increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities may affect us, and certain aspects of the Tax Cuts and Jobs Act, the OBBBA, or other U.S. tax laws could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to any newly enacted federal tax legislation.
Pending proposals from the U.S. Congress, the Organization for Economic Cooperation and Development (“OECD”), and other government agencies regarding the taxation of multinational corporations could change corporate tax rates or foreign earnings rules. Such changes may materially impact our deferred tax assets, resulting in significant one-time charges, or increase our future tax expense.
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

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws, Nasdaq Stock Market, and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
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
The aesthetic body contouring market is characterized by rapid technological change, and if we are unable to maintain the superiority of our proprietary AirSculpt® method, our business and financial results may be materially harmed.
We rely significantly on the proprietary and patented AirSculpt® method and our associated body contouring procedures as a core competitive differentiator. The market for aesthetic and cosmetic procedures is rapidly evolving and is subject to new product introductions, technological innovations, and changes in patient preferences. Our ability to compete successfully depends on our capacity to maintain the distinctiveness and perceived superiority of our procedures compared to existing and future alternatives, including traditional surgical procedures (such as liposuction and abdominoplasty) and non-surgical body fat reduction and skin tightening treatments.
Competitors may develop and introduce new technologies, products, or procedures that are more effective, less invasive, have better clinical outcomes, are more widely accepted by patients, or are more cost-effective than the AirSculpt® method. If this occurs, or if our proprietary rights are challenged or expire, our technology may become obsolete, less appealing to customers, or face significant competitive pressure. Our failure to anticipate, keep pace with, or effectively respond to these technological advances could lead to a loss of competitive advantage, a decrease in the market acceptance of our procedures, and a material adverse effect on our revenue, market share, and results of operations.

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
While we do not expect to open new centers in the next year, in pursuing our long-term growth strategy, we may seek to expand our presence into states in which we do not currently operate. In new geographic areas, we may encounter laws and regulations that differ from those applicable to our current operations. If we are unwilling or unable to comply with these legal requirements in a cost-effective manner, we may be unable to expand into new geographic markets or such expansion may be materially limited, which, in either case, could materially and adversely affect our ability to expand and grow the business.
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
Risks Related to Ownership of Our Common Stock
We are an "emerging growth company," as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile. After December 31, 2025 we will no longer be considered an emerging growth company but rather an accelerated filer where we will be subjected to compliance under the Sarbanes-Oxley Act.

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
As of March 30, 2026, there are 70,545,681 shares of common stock outstanding. Such shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of March 30, 2026, approximately 44.9% of our outstanding common stock is held by investment funds affiliated with our Sponsor and members of our management and employees.
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
Certain of our directors beneficially own a substantial portion of our outstanding common stock. This concentration of ownership may not be in the best interests of our other stockholders. These stockholders, acting together, would be able to have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This influence could delay, deter, or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.
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
As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, after December 31, 2025, we will no longer qualify as an “emerging growth company” and we will be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation. As of December 31, 2025, we remained an emerging growth company, and as such, our independent registered public accounting firm is not required to certify the effectiveness of our internal controls.
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
As an “emerging growth company” under the JOBS Act, we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. After December 31, 2025 we will no longer qualify as an “emerging growth company”. As a result, we will be required to comply with the auditor attestation requirements pursuant to SOX 404. To achieve compliance with Section 404 of SOX, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. See the risk factor "After December 31, 2025, we will no longer qualify as an "emerging growth company" as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us" for additional information on the potential implications of our loss of emerging growth company status.

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
Item 2. Properties
Our corporate headquarters are located in Miami Beach, Florida, where we occupy approximately 3,714 rentable square feet. We use these locations primarily for sales and marketing, information technology, social media content management, research and development, supply chain and logistics, finance, human resources, and editing related to AirSculpt® TV.
In addition to our corporate headquarters, as of the date of this Annual Report on Form 10-K, we operate 31 centers from which we offer AirSculpt® procedures.

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
Dividends
During the twelve months ended December 31, 2025, no dividends have been declared or paid on our common stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any determination to pay future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in current and future agreements governing our indebtedness and other factors that our board of directors deem relevant.
Holders of Record
As of March 30, 2026, there were 70,545,681 issued and outstanding shares of common stock held by 22 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose shares of common stock are held in the names of various security brokers, dealers, and registered clearing agencies.
Equity Compensation Plans Information
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Item 6. Reserved
This item has been removed and reserved pursuant to SEC order.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. You should read this Annual Report completely, including Part I, Item 1A (Risk Factors) of this Annual Report and the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors, including the following:

Growth Initiatives and Strategic Priorities
Given the continued decline in its revenue, the Company is focusing returning to revenue growth through a number of strategic and growth initiatives, including:
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
Our Ability to Successfully Operate in New Markets
Our long-term growth strategy depends, in large part, on successfully operating our new facilities, both in existing and new geographic regions, particularly in densely populated and affluent metropolitan and suburban regions.
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
Twelve months ended December 31, 2025, 2024 and 2023
•Cases performed were 11,852, 14,036 and 14,932 in 2025, 2024 and 2023, respectively;
•Revenue per case was $12,809, $12,849 and $13,121 in 2025, 2024 and 2023, respectively;
•Same-center information:
◦Same-center revenue per case changed 0.1%, (2.4)%, and 1.5% in 2025, 2024, and 2023, respectively;
◦Same-center volume changed (22.1)%, (13.7)%, and (1.4)% in 2025, 2024, and 2023, respectively;
•Net loss was $(11.7) million, $(8.0) million and $(4.2) million in 2025, 2024 and 2023, respectively;
•Adjusted EBITDA* was $15.1 million, $21.0 million and $43.5 million in 2025, 2024 and 2023, respectively;
•Adjusted EBITDA Margin* was 9.9%, 11.6% and 22.2% in 2025, 2024 and 2023, respectively;
•Loss per share was $(0.19), $(0.14) and $(0.08) for 2025, 2024 and 2023, respectively; and
•Adjusted Net Income per share (diluted)* was $(0.06), $0.02 and $0.29 in 2025, 2024 and 2023, respectively.
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
Total Case and Revenue Metrics

	Twelve Months Ended December 31,
	2025	2024	2023
Cases	11,852	14,036	14,932
Case growth	(15.6)%	(6.0)%	14.3%
Revenue per case	$12,809	$12,849	$13,121
Revenue per case growth	(0.3)%	(2.1)%	1.5%
Number of facilities	31	32	27
Number of total procedure rooms	65	67	57
Same-Center Case and Revenue Metrics
Same-Center Information

For the twelve months ended December 31, 2025 and 2024, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the twelve months ended December 31, 2025 and 2024, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the twelve months ended December 31, 2025 in which such facilities were owned and operated during the twelve months ended December 31, 2024. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of December 31, 2024. Beginning September 30, 2025, we have excluded the London facility from all periods presented due to the closure of the facility.

	Twelve Months Ended December 31,
	2025	2024
Cases	10,670	13,689
Case growth	(22.1)%	N/A
Revenue per case	$12,798	$12,781
Revenue per case growth	0.1%	N/A
Number of facilities	31	31
Number of total procedure rooms	65	65
Our same-center case decline is primarily attributed to weaker than expected performance across the broader aesthetics industry.
For the years ended December 31, 2024 and 2023, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that have been owned and operated for at least twelve months as of December 31, 2024. We define same-center facilities and procedure rooms as facilities and procedure rooms that have been owned or operated for at least twelve months as of December 31, 2024.

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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, Loss/(gain) on disposal of long-lived assets, settlement costs for non-recurring litigation, and equity-based compensation.

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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(11,667)	$(8,018)	$(4,240)
Plus
Equity-based compensation(1)	2,331	3,762	18,224
Restructuring and related severance costs	4,818	6,026	5,488
Depreciation and amortization	12,781	11,888	10,253
Loss/(gain) on disposal of long-lived assets(2)	4,575	16	(212)
Cost related to closing location, net(3)	2,152	—	—
Litigation settlements(4)	—	850	—
Interest expense, net	6,078	6,247	6,485
Income tax (benefit)/expense	(5,971)	188	7,477
Adjusted EBITDA	$15,097	$20,959	$43,475
Adjusted EBITDA Margin	9.9%	11.6%	22.2%

(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

(2)    During the fiscal year ended 2025, the Company recorded a $4.5 million loss related to the impairment of a portion of the Salesforce implementation project and $0.1 million related to the corporate office PPE write-off. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

(3)    During the fiscal year ended 2025, the Company recorded $2.2 million in costs related to the closure of the London facility. Comprising of that amount is a $2.4 million loss on London PPE, $3.3 million rent expense from accelerated amortization, offset by a $3.2 million gain on the deconsolidation as of December 31, 2025 related to net liabilities and $0.3 million income from reclassification of CTA.

(4)    This amount relates to settlement costs for non-recurring litigation of $0.9 million for the three and nine months ended September 30, 2024. See Note 9 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 for further discussion.

For the twelve months ended December 31, 2025, 2024, and 2023 pre-opening de novo and relocation costs were $— million, $1.0 million, and $3.3 million, respectively.

The following table reconciles Adjusted Net (Loss)/Income and Adjusted Net (Loss)/Income per Share to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(11,667)	$(8,018)	$(4,240)
Plus
Equity-based compensation(1)	2,331	3,762	18,224
Restructuring and related severance costs	4,818	6,026	5,488
Loss/(gain) on disposal of long-lived assets (2)	4,575	16	(212)
Cost related to closing location, net (3)	2,152	—	—
Litigation settlements(4)	—	850	—
Tax effect of adjustments(6)	(5,621)	(1,271)	(2,732)
Adjusted net (loss)/income	$(3,412)	$1,365	$16,528

Adjusted net (loss)/income per share of common stock (5)
Basic	$(0.06)	$0.02	$0.29
Diluted	$(0.06)	$0.02	$0.29
Weighted average shares outstanding
Basic	60,450,769	57,688,906	56,778,793
Diluted	60,450,769	58,281,133	57,611,469
(1)    During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
(2)    During the fiscal year ended 2025, the Company recorded a $4.5 million loss related to the impairment of a portion of the Salesforce implementation project and $0.1 million related to the corporate office PPE write-off. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
(3)    During the fiscal year ended 2025, the Company recorded $2.2 million in costs related to the closure of the London facility. Comprising of that amount is a $2.4 million loss on London PPE, $3.3 million rent expense from accelerated amortization, offset by a $3.2 million gain on the deconsolidation as of December 31, 2025 related to net liabilities and $0.3 million income from reclassification of CTA.
(4)    This amount relates to settlement costs for non-recurring litigation of $0.9 million for the three and nine months ended September 30, 2024. See Note 9 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 for further discussion.
(5)    Diluted Adjusted Net Income Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.
(6)    Within the tax effect of adjustments, any disallowed stock compensation related to 162(m) is used to offset equity-based compensation recognized under GAAP. For the year ended December 31, 2025, there is no disallowed stock compensation related to 162(m) because the prior year awards subject to these limitations have either vested or been forfeited, and no active stock awards are currently subject to these limitations.
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
Results of Operations

Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Twelve Months Ended December 31,
	2025		2024		2023
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$151,818	100.0%	$180,350	100.0%	$195,917	100.0%
Operating expenses:
Cost of service	61,690	40.6%	71,149	39.5%	73,773	37.7%
Selling, general and administrative	82,180	54.1%	98,880	54.8%	102,381	52.3%
Depreciation and amortization	12,781	8.4%	11,888	6.6%	10,253	5.2%
Loss on impairment of long-lived assets	4,575	3.0%	16	—%	(212)	(0.1)%
Cost related to closing location, net	2,152	—%	—	—%	—	—%
Total operating expenses	163,378	107.6%	181,933	100.9%	186,195	95.0%
(Loss)/income from operations	(11,560)	(7.6)%	(1,583)	(0.9)%	9,722	5.0%
Interest expense, net	6,078	4.0%	6,247	3.5%	6,485	3.3%
Pre-tax net (loss)/income	(17,638)	(11.6)%	(7,830)	(4.3)%	3,237	1.7%
Income tax (benefit)/expense	(5,971)	(3.9)%	188	0.1%	7,477	3.8%
Net (loss)/income	$(11,667)	(7.7)%	$(8,018)	(4.4)%	$(4,240)	(2.2)%
Revenue—Our revenue decreased $28.5 million, or 15.8%, compared to the same period in 2024. The decrease is primarily attributed to lower case volume offset by increased rate.
Cost of Service—Our cost of service decreased $9.5 million, or 13.3%, compared to the twelve months ended December 31, 2024. The percentage decrease in cost of service is driven by the decrease in cases compared to the same period in 2024. Cost of service was 40.6% and 39.5% as a percentage of revenue for the twelve months ended December 31, 2025 and 2024, respectively. The percentage increase is primarily due to the decline in revenue and not being able to leverage certain fixed costs within cost of service such as rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $16.7 million, or 16.9%, for the twelve months ended December 31, 2025 compared to the same period in 2024. This decrease relates to a $5.6 million decrease in advertising costs, $1.1 million decrease in office supplies and expenses, $1.4 million reduction in payroll, $3.7 million decrease in severance expense, $1.6 million decrease in professional services, $1.3 million reduction in travel expense, and a $1.4 million reduction in stock compensation expense. Selling, general and administrative expenses as a percent of revenue were 54.1% and 54.8% for the twelve months ended December 31, 2025 and 2024, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $36.9 million and $41.4 million for the twelve months ended December 31, 2025 and 2024, respectively. This decrease is primarily related to a decrease in advertising spend associated with brand awareness initiatives. Our customer acquisition costs were approximately $3,114 and $2,950 per customer in the twelve months ended December 31, 2025 and 2024, respectively. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $45.3 million and $57.5 million for the twelve months ended December 31, 2025 and 2024, respectively. This decrease relates to a $3.7 million decrease in severance expense, $1.6 million decrease in professional services, $1.3 million reduction in travel expense, and a $1.4 million reduction in stock compensation expense.

Depreciation and Amortization—Depreciation and amortization increased to approximately $12.8 million for the twelve months ended December 31, 2025 compared to $11.9 million for the same period in 2024.
Loss on impairment of long-lived assets— The $4.6 million loss on impairment of long-lived assets during the twelve months ended December 31, 2025 primarily relates to the impairment of a portion of the Company's Salesforce implementation project.
Cost related to closing location, net - During the fiscal year ended 2025, the Company recorded $2.1 million in costs related to the closure of the London facility. Comprising of that amount is a $2.4 million loss on London PPE, $3.3 million rent expense from accelerated amortization, offset by a $3.2 million gain on the deconsolidation as of December 31, 2025 related to net liabilities and $0.3 million income from reclassification of CTA.
Interest Expense, net—Interest expense was $6.1 million and $6.2 million for the twelve months ended December 31, 2025 and 2024, respectively.
Income Tax Expense— Our effective tax rate was (33.8)% and (2.3)% for the twelve months ended December 31, 2025 and 2024, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
Overview— Our financial results for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 reflect the addition of five de novo centers which increased procedure rooms by 10.
Revenue—Our revenue decreased $15.6 million, or 7.9%, compared to the same period in 2023. The decrease is primarily attributed to lower case volume and lower rate.
Cost of Service—Our cost of service decreased $2.6 million, or 3.6% compared to the twelve months ended December 31, 2023. The percentage decrease in cost of service is driven by the decrease in cases compared to the 2023 period and partially offset by increases in nursing and rent costs related to our new facility openings during the 2024 period.
Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $3.5 million, or 3.4%, for the twelve months ended December 31, 2024 compared to the same period in 2023. This decrease is related to a decrease in our equity-based compensation expense partially offset by additional expenses we incurred for marketing and corporate support as we grow our center count through de novo expansion and providing support for our centers.
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
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility, subject to minimum liquidity draw requirements. In March 2025, we filed a Registration Statement on Form S-3 (File No. 333-285825) which covers the offering, issuance and sale, for an aggregate initial offering price not to exceed $100.0 million, of shares of common stock and preferred stock; debt securities; warrants to purchase common stock, preferred stock and/or debt securities; and units. We also commenced an at-the-market offering program, with Leerink Partners LLC (“Leerink”) acting as sales agent. This at-the-market offering program provides us with additional access to capital, as needed, subject to market conditions. During the year-ended December 31, 2025, the Company sold approximately 2.1 million shares of common stock through its at-the-market offering program for total net proceeds of approximately $5.6 million. Subsequent to December 31, 2025, the Company sold an additional approximate 5.9 million shares of common stock through its at-the-market offering program for total net proceeds of approximately $14.8 million. In Q1 of 2026, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
Our primary cash uses are for payroll, marketing and advertisements, rent, debt service, as well as information technology and infrastructure, including our corporate office. Our cash flows are closely tied to the receipt of patient payments, and we have experienced revenue declines in the two most recent years due to a decline in overall cases performed. In response, we implemented during fiscal year 2025 initiatives to return to revenue growth, engaged in a cost reduction program that was estimated to eliminate approximately $3.0 million in annual overhead costs and contracted expenses during fiscal year 2025, and paused de novo center and new procedure room openings. Our ability to improve operating results depends upon a significant number of factors, some of which are beyond our control. If we are unable to realize the anticipated savings or benefits, or otherwise fail to implement the growth strategies, the business operating results and liquidity may be adversely affected.
Our term loan and revolver mature on May 11, 2027. These obligations will need to be restructured prior to their maturity or paid out of then available cash. There can be no assurance we will be able to restructure the debt with the current lender or obtain new financing.
We believe that the cash expected to be generated from operations will be sufficient for our working capital requirements, liquidity obligations, and payments due under our existing credit facilities for at least the next 12 months.
As of December 31, 2025, we had $8.4 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2025.
As of December 31, 2024, we had $8.2 million in cash and cash equivalents and no availability under our revolving credit facility. We did not have any letters of credit outstanding as of December 31, 2024.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Twelve Months Ended December 31,
($ in 000s)	2025	2024	2023
Cash Flows Provided By (Used For):
Operating activities	$3,096	$11,350	$23,956
Investing activities	(2,404)	(14,007)	(9,919)
Financing activities	(478)	630	(13,391)
Net decrease in cash and cash equivalents	214	(2,027)	646

Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the twelve months ended December 31, 2025, our operating cash flow decreased by $8.3 million compared to the same period in 2024. The decrease is primarily attributed to weaker than expected revenue performance during the twelve months ended December 31, 2025 as compared to the prior year period. At December 31, 2025, we had a working capital deficit of $(12.4) million compared to $(11.8) million at December 31, 2024.
Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2025 and 2024 was $2.4 million and $14.0 million, respectively. Investing activities in the twelve months ended December 31, 2025 relate primarily to final payments on our White Plains, NY location that opened in December 2024 and maintenance capital expenditure. Investing activities during the twelve months ended December 31, 2024 were attributable to the preparation for the opening of our 2024 de novo locations.
Financing Activities
Net cash used in financing activities during the twelve months ended December 31, 2025 was $0.5 million. During the twelve months ended December 31, 2025, we received net proceeds of $13.8 million from an underwritten public offering, made principal payments on our debt of $13.8 million, payments for debt modification of $0.4 million, made payments of taxes withheld through vested equity-based compensation of $0.1 million, and received net proceeds of $5.3 million from the at the market offering.
Net cash used in financing activities for the twelve months ended December 31, 2024 was $0.6 million. For the twelve months ended December 31, 2024, we made principal payments on our debt of $2.1 million and made payments of taxes withheld through vested equity-based compensation of $0.9 million.
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

For the year ended, December 31, 2025, we sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $5.6 million:

Date	Shares
Q1 Total	5,618
Q2 Total	118,582
Q3 Total	—
Q4 Total	2,105,791
Total Shares	2,229,991

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
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2025:

	Payments due by Period
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt – principal and revolver(1)	$56,957	$5,460	$51,497	$—	$—
Interest expense(2)	6,807	5,098	1,709	—	—
Operating lease agreements	34,116	6,959	16,192	7,578	3,387
Total	$97,880	$17,517	$69,398	$7,578	$3,387
___________
(1)This amount does not reflect any prepayments.
(2)Amounts in the table reflect the contractually required interest payable pursuant to borrowings under our debt related to our Credit Agreement. Interest payments in the table above were calculated using an interest rate of 8.47% for the debt which was the interest rate applicable to the borrowing as of December 31, 2025.
Long-Term Debt
The carrying value of our total indebtedness was $56.0 million and $74.7 million, which includes unamortized deferred financing costs and issuance discount of $0.9 million and $1.0 million, and funds drawn on the revolving credit facility of $0.0 million and $5.0 million, as of December 31, 2025 and December 31, 2024, respectively.
On November 7, 2022, the Company entered into the Term Loan and Revolving Credit Facility pursuant to the Credit agreement with a syndicate of lenders (the "Credit Agreement"), originally maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million original aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
Under the Credit Agreement, all outstanding loans originally bore interest based on either a base rate or SOFR plus an applicable per annum margin. The applicable per annum margin was 2.0% or 3.0% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.0x. If the Company's total leverage ratio was equal to or greater than 1.0x and less than 2.0x, the applicable per annum margin was 1.5% or 2.5% for base rate or SOFR, respectively. If the Company's total leverage ratio is below 1.0x, the applicable per annum margin was 1.0% or 2.0% for base rate or SOFR, respectively.
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
On March 12, 2025, the Company entered into the Third Amendment. Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company under the Term Loan and Revolving Credit Facility, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit

Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4.25x, 3.50x 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3.0 million as of the last day of the month ending March 31, 2025, (B) $5.0 million as of the last day of the month ending April 30, 2025, and (C) $7.5 million as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the Term Loan and Revolving Credit Facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the Term Loan and Revolving Credit Facility, subject to a carve-out of the first $3.0 million of equity proceeds and any equity proceeds received from our Sponsor. In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125 thousand arrangement fee to Silicon Valley Bank. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into the Limited Guarantee, pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) in the Company had not prepaid the Term Loan (excluding regularly scheduled amortization) by $10.0 million as of such date. On June 13, 2025, the Company made a $10.0 million principal payment on the term loan in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025. The Limited Guarantee automatically terminated on March 12, 2026 following the prepayment of the Term Loan in an aggregate amount of $20.0 million since the date of the Limited Guarantee.
As of December 31, 2025, the interest rate under the Credit Agreement was 8.47%.
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
Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier. December 31, 2025 is the last period the Company qualifies as an emerging growth company.

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
Our policy is to require payment for services in advance of performing any procedure. Payments received for which services have yet to been performed were $1.9 million as of December 31, 2025 and $1.2 million as of December 31, 2024, respectively and are included in deferred revenue and patient deposits on our balance sheets.
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
We performed our annual review of goodwill impairment in October 2025 and 2024 using a qualitative analysis and determined that a quantitative analysis was not required. There were no triggering events during the twelve months ended December 31, 2025 and 2024.
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
As of December 31, 2025, we had term loan borrowings of $57.0 million in principal amount under the Loan Agreement and $0.0 million drawn on the revolving credit facility. Based on the amount outstanding, a 100 basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of approximately $0.6 million.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of AirSculpt Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, other comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

Tampa, Florida
March 31, 2026

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2025 and 2024

($000s, except for shares)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$8,449	$8,235
Taxes receivable	1,499	3,056
Prepaid expenses and other current assets	5,508	5,826
Total current assets	15,456	17,117
Property and equipment, net	27,814	37,471
Other long-term assets	3,007	5,428
Right of use operating lease assets	22,454	29,439
Intangible assets, net	36,839	41,592
Goodwill	81,734	81,734
Total assets	$187,304	$212,781
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,368	$6,256
Accrued payroll and benefits	2,607	2,531
Current portion of long-term debt	5,460	4,250
Deferred revenue and patient deposits	1,871	1,169
Accrued and other current liabilities	5,298	8,304
Current operating lease liabilities	7,298	6,439
Total current liabilities	27,902	28,949
Long-term debt, net	50,585	65,456
Deferred tax liability, net	878	6,576
Long-term operating lease liabilities	20,227	27,795
Revolving credit funds payable	—	5,000
Other long-term liabilities	—	817
Total liabilities	99,592	134,593
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 64,455,872 and 58,369,138, respectively	64	58
Additional paid-in capital	128,315	107,721
Accumulated other comprehensive loss	(96)	(687)
Accumulated deficit	(40,571)	(28,904)
Total stockholders' equity	87,712	78,188
Total liabilities and stockholders' equity	$187,304	$212,781
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2025, 2024 and 2023

	Twelve Months Ended December 31,
(in $000s, except for shares and per share figures)	2025	2024	2023
Revenue	$151,818	$180,350	$195,917
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	61,690	71,149	73,773
Selling, general and administrative(1)	82,180	98,880	102,381
Depreciation and amortization	12,781	11,888	10,253
Loss/(gain) on disposal of long-lived assets (2)	4,575	16	(212)
Cost related to closing location, net (3)	2,152	—	—
Total operating expenses	163,378	181,933	186,195
(Loss)/income from operations	(11,560)	(1,583)	9,722
Interest expense, net	6,078	6,247	6,485
Pre-tax net (loss)/income	(17,638)	(7,830)	3,237
Income tax (benefit)/expense	(5,971)	188	7,477
Net loss	$(11,667)	$(8,018)	$(4,240)

Loss per share of common stock
Basic	$(0.19)	$(0.14)	$(0.08)
Diluted	$(0.19)	$(0.14)	$(0.08)
Weighted average shares outstanding
Basic	60,450,769	57,688,906	56,778,793
Diluted	60,450,769	57,688,906	56,778,793

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

(2)
During the fiscal year ended 2025, the Company recorded a $4.5 million loss related to the impairment of a portion of the Salesforce implementation project and $0.1 million related to the corporate office PPE write-off. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

(3)
 During the fiscal year ended 2025, the Company recorded $2.2 million in costs related to the closure of the London facility. Comprising of that amount is a $2.4 million loss on London PPE, $3.3 million rent expense from accelerated amortization, offset by a $3.2 million gain on the deconsolidation as of December 31, 2025 related to net liabilities and $0.3 million income from reclassification of CTA.

The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive Loss
For the years ended December 31, 2025, 2024 and 2023

	Twelve Months Ended December 31,
($000s)	2025	2024	2023
Net loss	$(11,667)	$(8,018)	$(4,240)
Other comprehensive income/(loss):
Change in foreign currency translation adjustment	336	(275)	(336)
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities (1)	255	—	—
Total other comprehensive income/(loss)	591	(275)	(336)
Comprehensive loss	$(11,076)	$(8,293)	$(4,576)

(1)	During the year ended December 31, 2025, the Company reclassed currency translation of $255 thousand related to the London deconsolidation.
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2025, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
($000s, except for shares)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2022	56,181,689	$56	$85,858	$(76)	$(15,072)	$70,766
Adjustment to opening retained earnings for correction of immaterial errors	—	—	—	—	(1,574)	(1,574)
Issuance of common stock through unit vesting	1,173,987	1	—	—	—	1
Distributions	—	—	(79)	—	—	(79)
Dividends	—	—	129	—	—	129
Equity-based compensation	—	—	18,224	—	—	18,224
Payment of taxes withheld through vested equity-based compensation	—	—	(234)	—	—	(234)
Net loss	—	—	—	—	(4,240)	(4,240)
Other comprehensive loss	—	—	—	(336)	—	(336)
Balance at December 31, 2023	57,355,676	57	103,898	(412)	(20,886)	82,657
Issuance of common stock through unit vesting	1,013,462	1	—	—	—	1
Dividends	—	—	964	—	—	964
Equity-based compensation	—	—	3,762	—	—	3,762
Payment of taxes withheld through vested equity-based compensation	—	—	(903)	—	—	(903)
Net loss	—	—	—	—	(8,018)	(8,018)
Other comprehensive loss	—	—	—	(275)		(275)
Balance at December 31, 2024	58,369,138	58	107,721	(687)	(28,904)	78,188
Issuance of common stock through unit vesting	309,332	1	—	—	—	1
Issuance of common stock through public offerings, net	5,863,991	5	18,764	—	—	18,769
Equity-based compensation	—	—	2,331	—	—	2,331
Payment of taxes withheld through vested equity-based compensation	—	—	(56)	—	—	(56)
Net loss	—	—	—	—	(11,667)	(11,667)
Other	—	—	(445)	591	—	146
Balance at December 31, 2025	64,542,461	$64	$128,315	$(96)	$(40,571)	$87,712
The accompanying notes are an integral part of these consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2025, 2024 and 2023

	Twelve Months Ended December 31,
($000s)	2025	2024	2023
Cash flows from operating activities
Net loss	$(11,667)	$(8,018)	$(4,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,781	11,888	10,253
Equity-based compensation	2,331	3,762	18,224
Non-cash interest expense; amortization of debt costs	525	339	207
Deferred income taxes	(5,914)	(252)	1,342
Loss on impairment of long-lived assets	4,575	16	(212)
Cost related to closing location	2,152	—	—
Changes in assets and liabilities
Taxes receivable	1,556	(1,115)	890
Prepaid expense and other current assets	(4,440)	(2,059)	466
Other assets	6,669	(2,882)	(4,711)
Accounts payable	579	739	(206)
Deferred revenue and patient deposits	735	(293)	(896)
Accrued and other liabilities	(6,786)	9,225	2,839
Net cash used in operating activities	3,096	11,350	23,956
Cash flows from investing activities
Purchases of property and equipment, net	(2,404)	(14,007)	(9,919)
Net cash used in investing activities	(2,404)	(14,007)	(9,919)
Cash flows from financing activities
Payments on term loan	(13,793)	(2,125)	(12,125)
Payments for debt modification	(393)	(136)	—
Payments on revolving credit facility	(5,000)	5,000	—
Proceeds from public offerings, net	18,764	—	—
Distribution to member	—	—	(79)
Dividends paid to shareholders	—	(252)	(385)
Payment of taxes withheld through vested equity-based compensation	(56)	(903)	(233)
Other financing activity	—	(954)	(569)
Net cash used in financing activities	(478)	630	(13,391)
Net decrease in cash and cash equivalents	214	(2,027)	646
Cash and cash equivalents
Beginning of period	8,235	10,262	9,616
End of period	$8,449	$8,235	$10,262

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,562	$5,997	$6,277

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$1,578	$1,595	$283

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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed are included in deferred revenue and patient deposits. All of the deferred revenue and patient deposits as of December 31, 2024 and 2023 were recognized in revenue during the twelve months ended December 31, 2025 and 2024.
For the twelve months ended December 31, 2025, 2024, and 2023, revenue from international locations was $4.6 million, $6.1 million, and $5.2 million, respectively, and net loss from international operations was $6.2 million, $1.5 million, and $1.9 million, respectively.
Cost of Service
Cost of service is comprised of all service and product costs related to the delivery of procedures, including but not limited to compensation to doctors, nurses and clinical staff, supply costs, and facility rent expense.

Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.5 million, $0.3 million, and $0.2 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of accounting over the assets’ estimated useful lives, generally five years for medical equipment, five years for office and computer equipment, and seven years for furniture and fixtures. Depreciation of leasehold improvements is based on the shorter of the estimated useful life of the improvement or the remaining lease term. As of December 31, 2025 and 2024, the Company has $1.3 million and $2.6 million recorded, respectively, in prepaids and other current assets, and $0.0 million and $2.4 million recorded, respectively, in other long-term assets related to a software as a service hosting arrangement that has not yet been implemented. The software will be used to enhance the sales and marketing process.
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
See “Note 2—Goodwill and Intangibles, Net” for further discussion.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Impairment charges were $6.7 million, $0.0 million, and $0.0 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 respectively. The impairment charges for the year ended December 31, 2025 consisted of approximately $4.5 million related to the Salesforce impairment expense and approximately $2.2 million impairment expense related to the closure of the London facility.
On September 1, 2025, the Company made the decision to close our facility in the United Kingdom because of its financial performance, which was deemed a triggering event for long-lived asset impairment testing. As a result of the closure, a loss of $2.2 million was recorded primarily related to impairment of the property, plant, and equipment at this location.See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

As of September 30, 2025, the Company determined that a portion of the Salesforce software implementation project will not be completed. As a result, the Company recorded an impairment charge of $4.5 million to adjust the software project to its fair value. The Company continues to develop the remaining portion of our software project which focuses on our sales process and anticipate its completion in the second quarter of fiscal year 2026.

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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2025, 2024 and 2023 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2025, 2024 and 2023 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative expenses. Advertising expenses were approximately $27.3 million, $33.4 million and $25.9 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.
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

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of December 31, 2025 or December 31, 2024.
The Company has effective tax rates of approximately (33.8)%, (2.3)% and 249.4% for the twelve months ended December 31, 2025, 2024 and 2023, respectively, inclusive of all applicable U.S. federal and state income taxes.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which establishes new requirements for the categorization and disaggregation of information in the rate reconciliation as well as for disaggregation of income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The amendments in this ASU may be applied prospectively or retrospectively to all periods presented and early adoption is permitted. The Company adopted ASU 2023-09 as of December 31, 2025 using a prospective approach and the adoption did not have a material impact on the Company's consolidated financial statements, except for the disclosure requirements.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities (PBEs) to disclose detailed breakdowns of specific expense captions (e.g., COGS, SG&A) in annual and interim notes. It mandates tabular, disaggregated information—such as employee compensation, depreciation, and amortization—to improve transparency for investors. The ASU is effective for annual periods beginning after December 15, 2026 and interim period beginning after December 15, 2027. The Company is evaluating the impact of this ASU on its consolidated financial statements.
NOTE 2 – GOODWILL AND INTANGIBLES, NET
On October 2, 2018, EBS Intermediate acquired a controlling interest in EBS Enterprises, LLC in exchange for total consideration of $151.0 million. The fair value of the net identifiable assets at transaction date was $69.3 million, comprised primarily of $17.7 million in intangible assets related to the AirSculpt trademarks and tradenames and $53.6 million in intangible assets related to the AirSculpt technology and know-how. The resulting excess consideration over fair value of identifiable net assets was recorded to goodwill in the amount of $81.7 million.
The annual review of goodwill impairment was performed on October 1, 2025 using a qualitative analysis and the Company determined that a quantitative analysis was not required. There were no triggering events during the years ended December 31, 2025, 2024 and 2023.
The Company had goodwill of $81.7 million at December 31, 2025 and December 31, 2024.

Intangible assets consisted of the following at December 31, 2025 and December 31, 2024 (in 000’s):

	December 31, 2025	December 31, 2024	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(25,906)	(22,333)
Accumulated amortization of tradenames and trademarks	(8,555)	(7,375)
Total intangible assets	$36,839	$41,592
Aggregate amortization expense on intangible assets was approximately $4.8 million for each of the years ended December 31, 2025, 2024, and 2023.
The estimated aggregate amortization expense on intangible assets for each of the next five years and thereafter is estimated to be as follows (in 000’s):

Year ending December 31,
2026	$4,753
2027	4,753
2028	4,753
2029	4,753
2030	4,753
Thereafter	13,074
Total	$36,839
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2025 and December 31, 2024 property and equipment consists of the following (in 000’s):

	December 31, 2025	December 31, 2024
Medical equipment	$13,076	$13,568
Office and computer equipment	946	965
Furniture and fixtures	4,567	5,049
Leasehold improvements	32,440	34,270
Construction in progress	2,423	2,251
Less: Accumulated depreciation	(25,637)	(18,632)
Property and equipment, net	$27,814	$37,471
Depreciation expense was approximately $8.0 million, $7.1 million, and $5.5 million for the years ended December 31, 2025, 2024, and 2023 respectively.
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
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin will be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio is equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio is below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse SVB for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to a carve-out of the first $3.0 million of equity proceeds; and any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125 thousand arrangement fee to Silicon Valley Bank. On March 12, 2025 in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee") pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date.On June 13, 2025, the Company made a $10.0 million principal payment on the term loan in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025. The Limited Guarantee automatically terminated on March 12, 2026 following the prepayment of the Term Loan in an aggregate amount of $20.0 million since the date of the Limited Guarantee.

As of December 31, 2025, the interest rate under the Credit Agreement was 8.47%.
Total borrowings as of December 31, 2025 and December 31, 2024 were as follows (in 000’s):

	December 31, 2025	December 31, 2024
Term loan	$56,957	$70,750
Unamortized debt discounts and issuance costs	(912)	(1,044)
Total debt, net	56,045	69,706
Less: Current portion	(5,460)	(4,250)
Long-term debt, net	$50,585	$65,456
As of December 31, 2025 and December 31, 2024, the Company had $5.0 million and $0.0 million available on the revolving credit facility.

The scheduled future maturities of long-term debt as of December 31, 2025 is as follows (in 000’s):

Year ending December 31,
2026	$5,460
2027	51,497
Total maturities	$56,957
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements discussed above. The Company is in compliance with all covenants and has no letter of credit outstanding as of December 31, 2025.
NOTE 5 – LEASES

As discussed in Note 13, management identified immaterial errors in the previously issued consolidated financial statements related to the accounting for certain lease arrangements under ASC 842, Leases. Specifically, the Company determined that right‑of‑use (“ROU”) operating lease assets and corresponding operating lease liabilities were understated due to errors in the subsequent measurement and accounting for certain leases. The correction of these errors also resulted in immaterial impacts to lease‑related expense in the consolidated statements of operations for the affected periods. The revised information for the historical periods is reflected herein.

The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the twelve months ended December 31, 2025, 2024, and 2023, the Company incurred rent expense of $10.0 million, $6.5 million, and $5.8 million, respectively, related to its medical office suites. The Company ceased use of our leased facility in London on November 15, 2025 and have adjusted the remaining right-of-use asset resulting in accelerated amortization of $3.3 million of rent expense for fiscal year 2025, which is classified in selling, general and administrative expenses. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s consolidated statements of operations. The Company incurred rent expense of $282,661, $364,413, and $364,413 for the twelve months ended December 31, 2025, 2024, and 2023, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.

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
The following table presents the weighted-average lease terms and discount rates at December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	5.9 years	6.6 years	6.2 years
Weight average discount rate	6.9%	6.5%	5.9%
The following table presents supplemental cash flow information for the twelve months ended December 31, 2025 and 2024 (in 000’s):

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,716	$6,656
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,042	$6,463

Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2026	$6,959
2027	6,395
2028	5,585
2029	4,212
2030	3,172
Thereafter	7,793
Total lease payments	34,116
Less: imputed interest	(6,591)
Total lease obligations	$27,525
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

During the twelve months ended December 31, 2025 and 2024, the Company granted 1,107,531 and 590,279 RSUs, respectively, to certain officers, employees and non-employee directors in accordance with the 2021 Plan. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to one or three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. These RSUs are not considered outstanding until vested.
During the twelve months ended December 31, 2025 and 2024, the Company granted 899,919 and 482,165 PSUs, respectively, subject to the achievement of market-based conditions ("market-based PSUs"). The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”). Additionally, during the fiscal year ended December 31, 2025 the CEO was granted PSUs, with vesting conditioned on the attainment of a 60-day volume weighted average price ("VWAP") based on market price. Based on the rTSR, the awards can settle in shares in a range from 0% to 200%. In addition to the achievement of the market conditions, these PSUs are generally subject to the continuing service of the employee over the ratable vesting period from the earned date continuing through the settlement of the shares. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria is met. The performance criteria is based on the Company’s actual performance condition results as compared to the targets. These PSUs are not considered outstanding until settled.
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

The following table sets forth the assumptions that were used to calculate the fair value of the market-based PSU awards granted during the twelve months ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Expected volatility	83.3%	81.9%	89.9%
Expected term	2.79	2.77	2.83
Risk-free interest rate	3.99%	3.83%	1.72%
Expected dividend yield	0%	0%	0%
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

The Offering closed on June 11, 2025, and the Company received net proceeds of approximately $13 million from the sale of 3,634,000 Shares, which included the 474,000 Additional Shares, after deducting estimated offering expenses.

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

For the year ended, December 31, 2025, we sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $5.8 million:

Date	Shares
Q1 Total	5,618
Q2 Total	118,582
Q3 Total	—
Q4 Total	2,105,791
Total Shares	2,229,991

Restricted and Performance Equity-Based Activity

A summary of the Company’s RSU and PSU activity for the twelve months ended December 31, 2025, 2024 and 2023 follows. For purposes of this summary, the Company assumes the market-based PSUs will be issued at 100% of the units within the range of 0% to 200%.

	Unvested Units	Weighted Average Grant Date Fair Value of Units
Outstanding at December 31, 2022	3,526,634	$14.23
Granted	1,442,107	6.60
Forfeitures/Cancellations	(30,605)	10.83
Vestings	(1,025,234)	13.93
Outstanding at December 31, 2023	3,912,902	14.23
Granted	1,072,444	7.66
Forfeitures/Cancellations	(2,249,555)	12.65
Vestings	(1,120,408)	10.62
Outstanding at December 31, 2024	1,615,383	8.05
Granted	2,007,450	3.29
Forfeitures/Cancellations	(910,890)	12.50
Vestings	(292,813)	4.43
Outstanding at December 31, 2025	2,419,130	$4.66
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
The Company recorded equity-based compensation expense of $2.3 million, $3.8 million, and $18.2 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively, in selling, general and administrative expenses on the consolidated statements of operations. Forfeitures are recognized as incurred. During the twelve months ended December 31, 2025, the Company had actual vestings with fair market value of $1.9 million and $0.0 million related to employees and directors, respectively.
Unrecognized compensation cost related to unvested time-based shares was approximately $2.4 million as of December 31, 2025. Unrecognized compensation cost will be expensed annually based on the number of shares that vest during the year. As of December 31, 2025, the weighted average remaining vesting term on the unvested time-based shares was 0.50 years. Further, the Company has unrecognized compensation cost of $2.3 million related to the PSUs as of December 31, 2025, which will be recognized on a graded vesting basis over the requisite service period when it is probable the performance condition will be achieved. As of December 31, 2025, the weighted average remaining vesting term on the unvested PSUs was 0.74 years.
The Company recognized distributions to EBS Parent, LLC (the "Parent") of approximately $0.0 million, $0.1 million, and $1.2 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2025, 2024, and 2023 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income/loss attributable to AirSculpt Technologies, Inc. for the twelve months ended December 31, 2025, 2024, and 2023 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities. Where the inclusion of potentially dilutive shares would be antidilutive, diluted loss per share equals basic loss per share.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Fiscal Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(11,667)	$(8,018)	$(4,240)
Denominator:
Weighted average shares of common stock outstanding - basic	60,450,769	57,688,906	56,778,793
Add: Effect of dilutive securities	—	—	—
Weighted average shares of common stock outstanding - diluted	60,450,769	57,688,906	56,778,793
Loss per share of common stock outstanding - basic and diluted	$(0.19)	$(0.14)	$(0.08)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Fiscal Year Ended December 31,
	2025	2024	2023
Restricted stock units	1,156,335	667,931	1,047,501
Performance and market-based stock units	1,262,795	947,452	1,625,882
NOTE 8 – INCOME TAXES
The components of loss before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in 000's):

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Domestic	$(11,473)	$(6,293)	$5,145
Foreign	(6,165)	(1,537)	(1,908)
Total	$(17,638)	$(7,830)	$3,237

Significant components of income tax expense were as follows (in 000’s):

	Fiscal Year Ended December 31,
	2025	2024	2023
Current
U.S. Federal	$(2)	$(81)	$4,565
State and Local	(55)	521	1,570
Total current income tax expense	(57)	440	6,135
Deferred
U.S. Federal	(4,777)	(95)	1,192
State and Local	(1,155)	(199)	431
Foreign	18	42	(281)
Total deferred income tax (benefit)/expense	(5,914)	(252)	1,342
Total	$(5,971)	$188	$7,477
The effective tax rates for the fiscal years ended December 31, 2025, 2024 and 2023 were (33.8)%, (2.3)% and 249.4%. The most significant items impacting the effective tax rate during fiscal years 2025, 2024 and 2023 are non-deductible officer compensation expense and the items listed in the tables below.
The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025 (in 000's):

	Fiscal Year Ended December 31, 2025

Income tax expense/(benefit) computed at federal statutory rate	$(3,704)	21.0%
State taxes, net of federal benefit (1)	(1,181)	6.7%
Foreign tax effects
United Kingdom
Statutory tax rate difference between UK and US	125	(0.7)%
Deferred tax write-offs	(958)	5.4%
Valuation allowance changes	2,142	(12.1)%
Other foreign jurisdictions (2)	4	0.00%
Nontaxable or nondeductible items
Worthless stock deduction	(2,422)	13.7%
Other permanent items	156	(0.9)%
Other reconciling items	(133)	0.7%
Total	$(5,971)	(33.8)%

(1) State and local taxes in California, Florida, and New York City made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes Canada
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company's income tax benefit/(expense) was as follows (in 000's):

	Fiscal Year Ended December 31,		Fiscal Year Ended December 31,
	2024		2023
At U.S. Federal statutory tax rate	$(1,710)	21.0%	$629	21.0%
State income taxes	212	(2.6)%	1,670	55.7%
Nondeductible officer compensation	1,381	(17.0)%	4,769	159.1%
Valuation allowance and other nondeductible expenses	304	(3.7)%	409	13.6%
Total	$188	(2.3)%	$7,477	249.4%

The Company’s deferred taxes consisted of the following (in 000’s):

	December 31,
	2025	2024
Deferred tax assets
Accrued liabilities	$110	$39
Net operating losses	2,950	1,368
Operating lease liability	7,185	7,181
Equity-based compensation	1,087	887
163 (j) limitation	3,176	1,837
State bonus depreciation	705	735
Other	750	614
Total deferred tax assets	15,963	12,661
Valuation allowance	—	(793)
Total deferred tax assets, net of valuation allowance	15,963	11,868
Deferred tax liabilities
Property, plant, and equipment	(5,167)	(6,464)
Intangible assets	(5,574)	(4,722)
Right-of-use assets	(5,894)	(6,588)
Prepaid expenses and other current assets	—	(690)
Total deferred tax liabilities	(16,635)	(18,464)
Net deferred taxes	$(672)	$(6,596)
As of December 31, 2025, the Company had federal, state, and foreign net operating loss carryforwards in the amount of $9.6 million, $13.6 million, and $0.8 million, and $1.6 million, $0.9 million and $5.0 million, respectively. Certain losses have an indefinite carryforward period, while other loss carryforwards will expire in years 2039 through 2045.
The deferred tax asset related to foreign operations, $0.2 million, is recorded on the consolidated balance sheet as of December 31, 2025. Our deferred tax assets have been evaluated for realization based on historical taxable income, tax planning strategies, the expected timing of reversals of existing temporary differences and future taxable income anticipated. Our deferred tax assets are more likely than not to be realized in full due to the existence of sufficient taxable income of the appropriate character under the tax law. The valuation allowance was reduced in the current year by $(0.8) million as the related deferred tax asset for the foreign NOLs of $0.8 million was written off during the current year due to the closure of the London entity. Management recorded an increase of $0.8 million to the valuation allowance for the deferred tax assets related to the foreign net operating losses which are not more likely than not to be realized as of December 31, 2024.
We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The components of income taxes paid were as follows (in 000's):

Fiscal Year Ended December 31, 2025
Federal	$(1,899)
Other State	66
Foreign	—
Income taxes paid, net of refunds	$(1,833)

Cash paid for income taxes for the years ended December 31, 2024 and December 2023 was $1.8 million and $4.6 million, respectively.

Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. The Company is subject to income taxation at the federal, foreign, and various state levels. The Company is no longer subject to U.S. federal tax examinations for tax years before 2022, and with few exceptions, the Company is not subject to examination by foreign or state tax authorities for tax years which ended before 2022. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2022 are also subject to examination and adjustment.
As of December 31, 2025 and 2024, the Company had no uncertain tax positions.

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

	Twelve Months Ended December 31,
($ in thousands)	2025	2024	2023
Revenue	$151,818	$180,350	$195,917
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	61,690	71,149	73,773
Advertising cost	27,316	33,429	25,938
Facility selling, general, and administrative expense	21,089	22,933	24,694
Corporate selling, general, and administrative expense (2) (3)	33,775	42,518	51,749
Depreciation and amortization	12,781	11,888	10,253
Loss on impairment of long-lived assets(3)	4,575	16	(212)
Cost related to closing facility, net (4)	2,152	—	—
Total operating expenses	163,378	181,933	186,195
Loss from operations	(11,560)	(1,583)	9,722
Interest expense, net	6,078	6,247	6,485
Pre-tax net loss	(17,638)	(7,830)	3,237
Income tax (benefit)/expense	(5,971)	188	7,477
Net loss	$(11,667)	$(8,018)	$(4,240)

Segment assets	$187,304	$209,996	$204,891

(1)	Cost of services includes the costs of physicians, nursing, supplies and rent directly related to the performance of procedures at the facility level.
(2)
During the first quarter of fiscal year 2024, the Company recorded a cumulative reversal of stock compensation expense of $10.4 million related to reassessing the probability of achieving the performance target on certain of the Company's performance-based stock units. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

(3)
During the fiscal year ended 2025, the Company recorded a $4.5 million loss related to the impairment of a portion of the Salesforce implementation project and $0.1 million related to the corporate office PPE write-off. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

(4)
During the fiscal year ended 2025, the Company recorded $2.2 million in costs related to the closure of the London facility. Comprising of that amount is a $2.4 million loss on London PPE, $3.3 million rent expense from accelerated amortization, offset by a $3.2 million gain on the deconsolidation as of December 31, 2025 related to net liabilities and $0.3 million income from reclassification of CTA.

NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES
As of December 31, 2025 and December 31, 2024 accrued and other current liabilities consists of the following (in 000’s):

	December 31, 2025	December 31, 2024
Accrued advertising costs	$—	$3,209
Credit card payable	1,985	1,576
Accrued severance	817	1,400
Other	2,496	2,119
Accrued and other current liabilities	$5,298	$8,304
NOTE 12 - DECONSOLIDATIONS
On September 1, 2025, the Company made the decision to close our facility in the United Kingdom because of its financial performance, which was deemed a triggering event for long-lived asset impairment testing. As a result of the closure, a loss of $2.4 million was recognized related to impairment of the property, plant, and equipment at this location. Additionally, the Company ceased use of our leased facility on November 15, 2025, and adjusted the remaining right-of-use asset resulting in accelerated amortization of approximately $3.3 million of rent expense from accelerated amortization during the year ended December 31, 2025.

During the fourth quarter of 2025, the Company completed the dissolution of operations at the London facility in the United Kingdom. All remaining net assets were turned over to a liquidator in accordance with the applicable laws and regulations in the United Kingdom and the Company will have no further continuing involvement. Deconsolidation of the entity was recognized due to loss of control which resulted in a gain of $3.2 million related to net liabilities absolved and reclassification of the currency translation adjustment from other comprehensive income.

These transactions are included in cost related to closing location, net. The transactions consist of $2.4 million loss on London PPE, $3.3 million rent expense from accelerated amortization, offset by a $3.2 million gain on the deconsolidation as of December 31, 2025 related to net liabilities and $0.3 million income from reclassification of CTA.
NOTE 13 - CORRECTION OF IMMATERIAL ERRORS

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified immaterial errors in the previously issued consolidated financial statements related to the accounting for certain lease arrangements under ASC 842, Leases. Specifically, the Company determined that right‑of‑use (“ROU”) operating lease assets and corresponding operating lease liabilities were understated due to errors in the subsequent measurement and accounting for certain leases. The correction of these errors also resulted in immaterial impacts to lease‑related expense in the consolidated statements of operations for the affected periods.

In accordance with the Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated both the quantitative and qualitative factors associated with these errors and determined that impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements. As a result, the Company has revised its prior period consolidated financial statements and related disclosures for the years ended December 31, 2024 and 2023 to correct the errors.

The following tables summarize the impacts of the corrections on the Company’s consolidated financial statements for the annual periods ended December 31, 2023 and December 31, 2024 (all presented in thousands):

Consolidated Balance Sheets

	As of December 31, 2024
	As Previously Filed	Revision	As Revised
Right of use operating lease assets	$25,669	$3,770	$29,439
Other long term assets	6,413	(985)	5,428
Total Assets	209,996	2,785	212,781
Current operating lease liabilities	6,099	340	6,439
Total Current Liabilities	28,609	340	28,949
Long-term operating lease liabilities	24,248	3,547	27,795
Total Liabilities	130,706	3,887	134,593
Accumulated deficit	(27,802)	(1,102)	(28,904)
Total stockholders' equity	79,290	(1,102)	78,188
Total liabilities and stockholders' equity	209,996	2,785	212,781

Consolidated Statements of Operations

	Year Ended December 31, 2024			Year Ended December 31, 2023
	As Previously Filed	Revision	As Revised	As Previously Filed	Revision	As Revised
Cost of Service	$71,382	$(233)	$71,149	$74,012	$(239)	$73,773
(Loss)/Income from operations	(1,816)	233	(1,583)	9,483	239	9,722
Net Loss	(8,251)	233	(8,018)	(4,479)	239	(4,240)
Basic EPS	$(0.14)	—	$(0.14)	$(0.08)	$—	$(0.08)
Diluted EPS	$(0.14)	—	$(0.14)	$(0.08)	$—	$(0.08)

Consolidated Statements of Other Comprehensive Loss

	Year Ended December 31, 2024			Year Ended December 31, 2023
	As Previously Filed	Revision	As Revised	As Previously Filed	Revision	As Revised
Net Loss	$(8,251)	$233	$(8,018)	$(4,479)	$239	$(4,240)
Comprehensive Loss	(8,526)	233	(8,293)	(4,815)	239	(4,576)

Consolidated Statements of Changes in Stockholders' Equity

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Accumulated Deficit - As Previously Filed	Accumulated Deficit - Revision	Accumulated Deficit - As Revised	Accumulated Deficit - As Previously Filed	Accumulated Deficit - Revision	Accumulated Deficit - As Revised
Adjustment to opening retained earnings for correction of immaterial errors	$—	$—	$—	$—	$(1,574)	$(1,574)
Net Loss	(8,251)	233	(8,018)	(4,479)	239	(4,240)
Total - Accumulated Deficit	(27,802)	(1,102)	(28,904)	(19,551)	(1,335)	(20,886)
Total - Stockholders' equity	79,290	(1,102)	78,188	83,992	(1,335)	82,657

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024			Year Ended December 31, 2023
	As Previously Filed	Revision	As Revised	As Previously Filed	Revision	As Revised
Net loss	$(8,251)	$233	$(8,018)	$(4,479)	$239	$(4,240)
Changes in assets and liabilities:
Other assets	(1,011)	(1,871)	(2,882)	(3,814)	(897)	(4,711)
Accrued and other liabilities	7,587	1,638	9,225	2,181	658	2,839

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

As of the end of the period covered by this Annual Report on Form 10‑K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15(e) and 15d‑15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness in internal control over financial reporting described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, management has concluded that, notwithstanding the material weaknesses described below, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that as of December 31, 2025, our internal control over financial reporting was not effective due to material weaknesses in the Company’s internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Material Weaknesses in Internal Control over Financial Reporting
Management identified a material weakness in controls related to aspects of the Company’s general accounting and financial reporting processes, design and maintenance of formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations.

Management identified a material weakness related to controls over the accounting for leases, specifically the subsequent measurement and recording of lease transactions under ASC 842. The control deficiency resulted in errors in the measurement and presentation of right‑of‑use assets and lease liabilities, which required revision of previously issued financial statements. The Company did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP.

As a result of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.
Remediation Efforts
Management has begun implementing remediation measures to address the identified material weaknesses and strengthen the Company’s internal control environment. These actions include:
•Enhancing controls over the review and approval of lease accounting, including subsequent measurement and periodic reassessment procedures;
•Improving documentation and precision of controls related to complex accounting areas;
•Engaging external accounting advisors to assist management in evaluating technical accounting matters, implementing enhanced controls, and providing additional support during the financial close and reporting process.

In addition to implementing and refining the above activities, we expect to engage in additional activities in fiscal year 2026 including:
•We will continue to evaluate the realignment of existing personnel and the addition of both internal and external resources to strengthen management’s review and documentation over internal control over financial reporting. As needed, we intend to hire qualified resources with the requisite background and knowledge to assist with accounting and financial reporting.
•We will continue to assess the specific training needs for newly hired and existing personnel and intend to deliver additional training programs designed to uphold our internal control standards.
•We will continue to review our current processes, procedures and systems to identify opportunities to enhance the design of our financial reporting controls.
•We will continue to assess the design and maintenance of formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations.
•We will continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control material weaknesses and deficiencies.

Management believes these remediation efforts, when fully implemented and operating for a sufficient period of time, will remediate the identified material weaknesses. However, the material weaknesses will not be considered remediated until the enhanced controls have operated effectively for an adequate period of time and management has concluded, through testing, that the controls are operating effectively.

In addition, pursuant to our Compensation Clawback Policy, the Board of Directors will conduct an analysis of whether the revision to prior periods related to ROU assets and lease liabilities should result in the recovery of any “Erroneously Awarded Compensation” as that term is defined in the policy.

Changes in Internal Controls Over Financial Reporting
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 9B. Other Information
2025 Annual Meeting of Stockholders
The Company currently anticipates that it will hold its virtual 2026 Annual Meeting of Stockholders on May 4, 2026.
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, none of our directors or officers have adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive Proxy Statement of the Company relating to the 2026 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2025.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements;
Our Consolidated Financial Statements and Notes thereto are set forth starting on page 86 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules;
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, starting on page 86 of this Annual Report on Form 10-K.
(3) Exhibits:
The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibit	File Date
3.1	Amended and Restated Articles of Incorporation	10-Q	001-40973	3.1	05/02/25
3.2	Amended and Restated Bylaws	10-Q	001-40973	3.2	12/03/21
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock	S-1/A	333-260067	4.1	10/28/21
4.2	Registration Rights Agreement by and between the Company and the Sponsor, dated November 2, 2021	10-Q	001-40973	10.15	12/03/21
4.3	Stockholders Agreement by and between the Company, VSCP EBS Aggregator, LP, Dr. Aaron Rollins, and JCBI II LLC, dated November 2, 2021, as amended on July 30, 2024	10-Q	001-40973	10.1	11/08/24
4.4	Description of Registrant’s Securities	10-K	001-40973	4.4	03/11/22
10.1	Form of Indemnification Agreement by and between the Company and each of its directors and officers	10-Q	001-40973	10.1	12/03/21
10.2	Credit Agreement dated as of November 7, 2022, among AirSculpt Technologies, Inc., as Holdings, EBS Intermediate Parent LLC, as Intermediate Holdings, EBS Enterprises LLC, as the Borrower, the several lenders from time to time party hereto, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender	8-K	001-40973	10.1	11/09/22
10.3	Second Amendment to Credit Agreement, dated September 13, 2024	8-K	001-40973	10.1	09/13/24
10.4	Third Amendment to Credit Agreement, dated March 12, 2025	10-K	001-40973	10.3	3/14/2025
10.5	Limited Guarantee, dated March 12, 2025	10-K	001-40973	10.4	3/14/2025
10.6†	Form of Management Services Agreement	10-Q	001-40973	10.3	12/03/21
10.7†	Form of Continuity Agreement	10-Q	001-40973	10.4	12/03/21
10.8†	2021 Equity Incentive Plan	10-Q	001-40973	10.6	12/03/21
10.9†	Second Amended and Restated Employment Agreement between the Company and Dr. Rollins, dated January 3, 2023	8-K	001-40973	10.3	01/06/23
10.10†	Amended and Restated Employment Agreement between EBS Enterprises, LLC and Dennis Dean	10-Q	001-40973	10.1	12/03/21

10.11†	Employment Agreement between the Company and Yogesh Jashnani, dated December 6, 2024	8-K	001-40973	10.1	12/17/24
10.12†	RSU Award Grant Notice and Award Agreement between Airsculpt Technologies, Inc. and Yogesh Jashani	10-Q	001-40973	10.1	5/2/2025
10.13†	PSU Award Grant Notice and Award Agreement between Airsculpt Technologies, Inc. and Yogesh Jashani	10-Q	001-40973	10.2	5/2/2025
10.14	Employment Agreement between the Company and Michael Arthur, dated November 4, 2025	8-K	001-40973	10.1	11/7/2025
10.15†	Form of AirSculpt Technologies, Inc. RSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.1	12/03/21
10.16†	Form of AirSculpt Technologies, Inc. PSU Award Grant Notice and Award Agreement (IPO Grants)	10-Q	001-40973	10.2	12/03/21
10.17†	Form of AirSculpt Technologies, Inc. 2021 RSU Award Grant Notice and Award Agreement	10-Q	001-40973	10.12	12/03/21
10.18†	Employee Covenants Agreement, dated as of October 2, 2018, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.13	12/03/21
10.19†	First Amendment to Employee Covenants Agreement, dated as of October 5, 2021, by and between EBS Enterprises, LLC and Dr. Aaron Rollins	10-Q	001-40973	10.14	12/03/21
10.20†	Form of AirSculpt Technologies, Inc. 2022 PSU Award Grant Notice and Award Agreement	8-K	001-40973	10.1	03/03/21
19.1	Insider Trading Policy	10-K	001-40973	19.1	02/27/24
21.1	List of Subsidiaries	S-1/A	333-260067	21.1	10/28/21
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97	Compensation Clawback Policy, effective as of October 2, 2023	10-K	001-40973	97	02/27/24
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRSCULPT TECHNOLOGIES, INC.

Date: March 31, 2026
By: /s/ Yogi Jashnani
Yogi Jashnani
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yogi Jashnani and Michael Arthur, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yogi Jashnani	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2026
Yogi Jashnani

/s/ Michael Arthur	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Michael Arthur

/s/ Michael Doyle	Non-Executive Chairman of the Board	March 31, 2026
Michael Doyle

/s/ Adam Feinstein	Director	March 31, 2026
Adam Feinstein

/s/ Daniel Sollof	Director	March 31, 2026
Daniel Sollof

/s/ Caroline Chu	Director	March 31, 2026
Caroline Chu

/s/ Thomas Aaron	Director	March 31, 2026
Thomas Aaron

/s/ Kenneth Higgins	Director	March 31, 2026
Kenneth Higgins