Form 10-K/A
period 2025-12-31
Airsculpt Technologies, Inc.
filed 2026-04-06
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

AirSculpt Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Filing”), to correct errors in the presentation of certain non-GAAP financial measures included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in the Original Filing.

Specifically, the Company determined that a one-time non-cash adjustment related to the closure of its London facility was inaccurate in the calculation of Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net (Loss)/Income in the tables presented in the MD&A section of the Original Filing. This error resulted in an overstatement of Adjusted EBITDA and Adjusted Net (Loss)/Income of approximately $2.6 million, and an overstatement of Adjusted EBITDA Margin of approximately 1.7% for the year ended December 31, 2025. Additionally, there was an adjustment related to the tax effect of adjustments within the Adjusted Net (Loss)/Income which overstated Adjusted Net (Loss)/Income by $2.7 million, resulting in a $0.1 million net overstatement for the year ended December 31, 2025.

The errors did not impact the Company’s consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) or the related audit opinion. The Company has corrected the presentation of these non-GAAP financial measures in this Amendment.

This Amendment amends (i) the MD&A section of the Original Filing in its entirety and (ii) Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the Original Filing to include, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1. In accordance with Rule 12b-15 under the Exchange Act, this Amendment amends and restates in their entirety each item identified in this paragraph.

The Company has concluded that the non‑GAAP presentation errors giving rise to this amendment do not reflect the identification of any additional material weaknesses in internal control over financial reporting previously disclosed in Item 9A. “Controls and Procedures” of the Original Filing. Accordingly, this Amendment does not reflect the identification of any additional material weaknesses or changes to management’s prior conclusions regarding the effectiveness of the Company’s internal control over financial reporting.

Except as described above, this Amendment does not modify, amend or update any other information, items or disclosures contained in the Original Filing, and all information, items or disclosures contained in this Amendment are as of the date of the Original Filing and do not reflect subsequent information or events beyond the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with other filings made by the Company with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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
Risks Related to Ownership of Our Common Stock
•We are an "emerging growth company", and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
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
The handpieces that our surgeons use for AirSculpt® procedures are currently manufactured by Euromi. We do not have qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond Euromi’s capabilitiess could harm our ability to perform AirSculpt® procedures until new sources of supply are identified and qualified. Our reliance on a single supplier of handpieces subjects us to a number of risks that could harm our business, including:
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
We have in recent years depended on our relationship with our Sponsor to help guide our business plan. Our Sponsor has significant expertise in financial matters, which is available to us through the representatives our Sponsor has on our board of directors. Our Sponsor holds contractual rights to seats on our board of directors for as long as our Sponsor maintains certain levels of ownership of our common stock. We have entered into, and may in the future enter into, agreements with our Sponsor which constitute related-party transactions as defined under Item 404 of Regulation S-K, as disclosed in further detail in this Annual Report on Form 10-K under the caption “Certain Relationships and Related Transactions, and Director Independence.” As of the date of this Annual Report on Form 10-K, affiliates of our Sponsor beneficially own 43% of our common stock. Affiliates of our Sponsor may elect to reduce their ownership in our Company, which could reduce or eliminate the benefits we have historically achieved through our relationship with our Sponsor..

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
As of December 31, 2025, total outstanding indebtedness under our senior credit facility was approximately $56 million, consisting of $56 million in term loans (the “Term Loan”) and there is $5.0 million available on our revolving credit facility (the “Revolver”) (the “Term Loan and Revolving Credit Facility”). Our leverage could have important consequences, including:
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
We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. Although the Term Loan and Revolving Credit Facility, including the recent Third Amendment, contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, as of December 31, 2025 we had $5.0 million available under our Revolver. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
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
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile. Commencing December 31, 2026, we will no longer be considered an emerging growth company but rather an accelerated filer where we will be subjected to compliance under the Sarbanes-Oxley Act.

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
As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, commencing December 31, 2026, we will no longer qualify as an “emerging growth company” and we will be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation. As of December 31, 2025, we remained an emerging growth company, and as such, our independent registered public accounting firm is not required to certify the effectiveness of our internal controls.
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
As an “emerging growth company” under the JOBS Act, we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. After commencing December 31, 2026 we will no longer qualify as an “emerging growth company”. As a result, we will be required to comply with the auditor attestation requirements pursuant to SOX 404. To achieve compliance with Section 404 of SOX, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. See the risk factor "Commencing December 31, 2026, we will no longer qualify as an "emerging growth company" as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us" for additional information on the potential implications of our loss of emerging growth company status.

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
•Adjusted EBITDA* was $12.5 million, $21.0 million and $43.5 million in 2025, 2024 and 2023, respectively;
•Adjusted EBITDA Margin* was 8.2%, 11.6% and 22.2% in 2025, 2024 and 2023, respectively;
•Loss per share was $(0.19), $(0.14) and $(0.08) for 2025, 2024 and 2023, respectively; and
•Adjusted Net Income per share (diluted)* was $(0.05), $0.02 and $0.29 in 2025, 2024 and 2023, respectively.
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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax (benefit)/expense, restructuring and related severance costs, Loss/(gain) on disposal of long-lived assets, net cost related to closing location, settlement costs for non-recurring litigation, and equity-based compensation.

We define Adjusted Net Income as net loss excluding restructuring and related severance costs, Loss/(gain) on disposal of long-lived assets, net cost related to closing location, settlement costs for non-recurring litigation, equity-based compensation and the tax effect of these adjustments.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(11,667)	$(8,018)	$(4,240)
Plus
Equity-based compensation(1)	2,331	3,762	18,224
Restructuring and related severance costs	2,220	6,026	5,488
Depreciation and amortization	12,781	11,888	10,253
Loss/(gain) on disposal of long-lived assets(2)	4,575	16	(212)
Cost related to closing location, net(3)	2,152	—	—
Litigation settlements(4)	—	850	—
Interest expense, net	6,078	6,247	6,485
Income tax (benefit)/expense	(5,971)	188	7,477
Adjusted EBITDA	$12,499	$20,959	$43,475
Adjusted EBITDA Margin	8.2%	11.6%	22.2%

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

The following table reconciles Adjusted Net (Loss)/Income and Adjusted Net (Loss)/Income per Share to net loss, the most directly comparable GAAP financial measure:

	Twelve Months Ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(11,667)	$(8,018)	$(4,240)
Plus
Equity-based compensation(1)	2,331	3,762	18,224
Restructuring and related severance costs	2,220	6,026	5,488
Loss/(gain) on disposal of long-lived assets (2)	4,575	16	(212)
Cost related to closing location, net (3)	2,152	—	—
Litigation settlements(4)	—	850	—
Tax effect of adjustments(6)	(2,932)	(1,271)	(2,732)
Adjusted net (loss)/income	$(3,321)	$1,365	$16,528

Adjusted net (loss)/income per share of common stock (5)
Basic	$(0.05)	$0.02	$0.29
Diluted	$(0.05)	$0.02	$0.29
Weighted average shares outstanding
Basic	60,450,769	57,688,906	56,778,793
Diluted	60,450,769	58,281,133	57,611,469
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
Item 9B. Other Information
2025 Annual Meeting of Stockholders
The Company currently anticipates that it will hold its virtual 2026 Annual Meeting of Stockholders on May 12, 2026.
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

AIRSCULPT TECHNOLOGIES, INC.

Date: April 6, 2026
By: /s/ Michael Arthur
Michael Arthur
Chief Financial Officer
(Principal Financial and Accounting Officer)