Form 10-Q
period 2026-03-31
Airsculpt Technologies, Inc.
filed 2026-05-08
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 70,545,681 shares of common stock outstanding as of May 7, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. You are cautioned that there are important risks and uncertainties, many of which are beyond our control, that could cause our actual results, level of activity, performance or achievements to differ materially from the projected results, level of activity, performance or achievements that are expressed or implied by such forward-looking statements, including those factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. We qualify all of our forward-looking statements by these cautionary statements.
Our future results could be affected by a variety of other factors, including, but not limited to, inability to sell equity or other securities in the future at a time when we might otherwise wish to effect sales; inability to raise capital on commercially reasonable terms, if at all; the risk that any future financings may dilute our stockholders or restrict our business; failure to stabilize and grow same-center performance; not being able to optimize our marketing investment, go-to-market strategy and sales process; not having the ability to expand our financing options for consumers; being unsuccessful in further product innovations; failure to operate centers in a cost-effective manner; increased operating expenses due to rising inflation; increased competition in the weight loss and obesity solutions market, including as a result of recent regulatory action, and increased market acceptance, availability and customer awareness of weight-loss drugs; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in laws governing the corporate practice of medicine or fee-splitting; changes in regulatory, macroeconomic conditions, including inflation and the threat of recession, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from natural disasters, war, pandemics, terrorist acts or political unrest.

We discussed many of these risks and uncertainties in the section titled “Item 1A. Risk Factors” of this Quarterly Report and in other filings we make from time to time with the U.S. Securities and Exchange Commission. There also may be other risks and uncertainties that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date they were made and are inherently subject to change. We are under no duty and we assume no obligation to update any of the forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in the forward-looking statements, after the date of this Quarterly Report or to conform our prior statements to actual results or revised expectations, except as required by law. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,690	$8,449
Taxes receivable	1,974	1,499
Prepaid expenses and other current assets	5,666	5,508
Total current assets	24,330	15,456
Property and equipment, net	26,010	27,814
Other long-term assets	3,023	3,007
Right of use operating lease assets	21,251	22,454
Intangible assets, net	35,651	36,839
Goodwill	81,734	81,734
Total assets	$191,999	$187,304
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,458	$5,368
Accrued payroll and benefits	2,648	2,607
Current portion of long-term debt	5,460	5,460
Deferred revenue and patient deposits	3,900	1,871
Accrued and other current liabilities	5,838	5,298
Current operating lease liabilities	7,177	7,298
Total current liabilities	32,481	27,902
Long-term debt, net	39,357	50,585
Deferred tax liability, net	878	878
Long-term operating lease liabilities	19,022	20,227
Total liabilities	91,738	99,592
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 70,545,681 and 64,542,461, respectively	71	64
Additional paid-in capital	143,412	128,315
Accumulated other comprehensive loss	(254)	(96)
Accumulated deficit	(42,968)	(40,571)
Total stockholders' equity	100,261	87,712
Total liabilities and stockholders' equity	$191,999	$187,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in $000s, except for shares and per share figures)	2026	2025
Revenue	$39,389	$39,371
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	15,588	15,950
Selling, general and administrative	22,582	21,768
Depreciation and amortization	3,021	3,242
Total operating expenses	41,191	40,960
Loss from operations	(1,802)	(1,589)
Interest expense, net	1,198	1,625
Unrealized gain	(138)	—
Pre-tax net loss	(2,862)	(3,214)
Income tax benefit	(465)	(367)
Net loss	$(2,397)	$(2,847)

Loss per share of common stock
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Weighted average shares outstanding
Basic	69,460,700	58,536,950
Diluted	69,460,700	58,536,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
($000s)	2026	2025
Net loss	$(2,397)	$(2,847)
Other comprehensive (loss)/income:
Change in foreign currency translation adjustment	(158)	85
Total other comprehensive (loss)/income	(158)	85
Comprehensive loss	$(2,555)	$(2,762)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2024	58,369,138	$58	$107,721	$(687)	$(28,904)	$78,188
Issuance of common stock through unit vesting	292,130	1	—	—	—	1
Equity-based compensation	—	—	1,239	—	—	1,239
Payment of taxes withheld through vested equity-based compensation	—	—	(56)	—	—	(56)
Net loss	—	—	—	—	(2,847)	(2,847)
Other comprehensive income	—	—	—	85	—	85
Other	—	—	(379)	—	—	(379)
Balance at March 31, 2025	58,661,268	59	108,525	(602)	(31,751)	76,231

Balance at December 31, 2025	64,542,461	64	128,315	(96)	(40,571)	87,712
Issuance of common stock through unit vesting	109,011	1	—	—	—	1
Issuance of common stock through public offerings, net	5,894,209	6	14,591	—	—	14,597
Payment of taxes withheld through vested equity-based compensation	—	—	(195)	—	—	(195)
Equity-based compensation	—	—	559	—	—	559
Net loss	—	—	—	—	(2,397)	(2,397)
Other comprehensive loss	—	—	—	(158)	—	(158)
Other	—	—	142	—	—	142
Balance at March 31, 2026	70,545,681	$71	$143,412	$(254)	$(42,968)	$100,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
($000s)	2026	2025
Cash flows from operating activities
Net loss	$(2,397)	$(2,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,021	3,242
Equity-based compensation	559	1,239
Non-cash interest expense; amortization of debt costs	136	106
Changes in assets and liabilities
Taxes receivable	(475)	(308)
Prepaid expense and other current assets	(158)	(555)
Other assets	1,188	2,008
Accounts payable	2,112	(662)
Deferred revenue and patient deposits	2,029	859
Accrued and other liabilities	(744)	(2,214)
Net cash provided by operating activities	5,271	868
Cash flows from investing activities
Purchases of property and equipment, net	(51)	(1,901)
Net cash used in investing activities	(51)	(1,901)
Cash flows from financing activities
Payments on term loan	(11,365)	(1,063)
Payments for debt modification	—	(237)
Proceeds from public offerings, net	14,591	—
Payment of taxes withheld through vested equity-based compensation	(195)	(56)
Other financing activity	(10)	(293)
Net cash provided by/(used in) financing activities	3,021	(1,649)
Net increase/(decrease) in cash and cash equivalents	8,241	(2,682)
Cash and cash equivalents
Beginning of period	8,449	8,235
End of period	$16,690	$5,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,081	$1,521

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$22	$137
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
Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2026, and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of operations and cash flows for the three months ended March 31, 2026 and 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2026 and 2025 are also unaudited. The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.
The condensed consolidated balance sheet as of December 31, 2025 is derived from the Company’s annual audited consolidated financial statements for the year ended December 31, 2025, which should be read in conjunction with these condensed consolidated financial statements and which are included in the Company’s Annual Report dated April 6, 2026 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
The Company’s policy is to require payment for services in advance. Payments received for services that have yet to be performed as of March 31, 2026 and December 31, 2025 are included in deferred revenue and patient deposits.
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. $0.0 million and $0.2 million of deferred loan costs were capitalized in the three months ended March 31, 2026 and 2025, respectively. Total amortization of deferred financing costs was approximately $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment charges were recognized for the three months ended March 31, 2026 and 2025.
Fair Value
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure requirements about fair value measurements.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2026 and 2025 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2026 and 2025 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $7.8 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized, based on the weight of available positive and negative evidence. Deferred tax liabilities and assets are classified as non-current in accordance with ASU 2015‑17
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of March 31, 2026 or December 31, 2025.
The Company has an effective tax rate of approximately 16.2% and 11.4% for the three months ended March 31, 2026 and 2025, respectively, inclusive of all applicable U.S. federal and state income taxes.
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

NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2026. There were no triggering events during the three months ended March 31, 2026 and 2025.
The Company had goodwill of $81.7 million at March 31, 2026 and December 31, 2025.
Intangible assets consisted of the following at March 31, 2026 and December 31, 2025 (in 000’s):

	March 31, 2026	December 31, 2025	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(26,799)	(25,906)
Accumulated amortization of tradenames and trademarks	(8,850)	(8,555)
Total intangible assets	$35,651	$36,839
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.
Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three month periods ended March 31, 2026 and 2025.

NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2026 and December 31, 2025 property and equipment consists of the following (in 000’s):

	March 31, 2026	December 31, 2025
Medical equipment	$13,073	$13,076
Office and computer equipment	945	946
Furniture and fixtures	4,566	4,567
Leasehold improvements	32,444	32,440
Construction in progress	2,434	2,423
Less: Accumulated depreciation	(27,452)	(25,638)
Property and equipment, net	$26,010	$27,814
Depreciation expense was approximately $1.8 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 4 – DEBT
On November 7, 2022, the Company entered into a credit agreement with a syndicate of lenders (the "Credit Agreement") originally maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million original aggregate principal amount of term loans and (ii) a revolving loan facility with an aggregate principal amount of up to $5.0 million. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand. During the quarter ended March 31, 2026, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
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
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin would be increased to 3.75% or 4.75% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio was below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse Silicon Valley Bank ("SVB") for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of the first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to the following carve-outs (i) the first $3.0 million of equity proceeds; and (ii) any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration of the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders, and a $125 thousand arrangement fee to SVB. On March 12, 2025 in connection with the

Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain Limited Guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee"), pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the term loan (excluding regularly scheduled amortization) by $10.0 million as of such date. On June 13, 2025, the Company made a $10.0 million principal payment on the term loan in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025. The Limited Guarantee automatically terminated on March 12, 2026 following the prepayment of the Term Loan in an aggregate amount of $20.0 million since the date of the Limited Guarantee.

As of March 31, 2026, the interest rate under the Credit Agreement was 8.42%.
Total borrowings as of March 31, 2026 and December 31, 2025 were as follows (in 000’s):

	March 31, 2026	December 31, 2025
Term loan	$45,592	$56,957
Unamortized debt discounts and issuance costs	(775)	(912)
Total debt, net	44,817	56,045
Less: Current portion	(5,460)	(5,460)
Long-term debt, net	$39,357	$50,585
As of March 31, 2026 and December 31, 2025, the Company had $5.0 million and $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of March 31, 2026 is as follows (in 000’s):

Year ending December 31,
2026	$5,460
2027	40,132
Total maturities	$45,592
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements discussed above. The Company is in compliance with all covenants and has no letter of credit outstanding as of March 31, 2026.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended March 31, 2026 and 2025, the Company incurred rent expense of $1.6 million and $1.8 million, respectively, for its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $0.06 million and $0.09 million for the three months ended March 31, 2026 and 2025, respectively, related to the corporate offices, which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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

The following table presents supplemental cash flow information for the three months ended March 31, 2026 and 2025 (in 000’s):

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,782	$1,681
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2026 (remaining as of March 31, 2026)	$5,174
2027	6,391
2028	5,582
2029	4,208
2030	3,169
Thereafter	7,793
Total lease payments	32,317
Less: imputed interest	(6,118)
Total lease obligations	$26,199
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three months ended March 31, 2026 and 2025, the Company granted 146,771 and 888,301 restricted stock units ("RSUs") to executive officers and employees under the 2021 Equity Incentive Plan. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest one-third per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the requisite vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three months ended March 31, 2026 and 2025, the Company also granted 146,771 and 899,919 performance based stock units ("PSUs") which have market-based vesting conditions. The vesting is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”) within the three year performance period. Based on the rTSR, the PSUs can settle in shares in a range from 0% to 200%. Additionally, during the three months ended March 31, 2026 and 2025 , our CEO was granted 0 and 220,836 PSUs, respectively, with vesting conditioned on the attainment of a 60-day volume weighted average price ("VWAP") in relation to the per share closing price on the date of grant. These awards are structured with one-fourth vesting at 125% VWAP, one-fourth vesting at 175% VWAP, one-fourth vesting at 200% VWAP, and the final one-fourth vesting at 225% VWAP. In addition to the achievement of the performance conditions, all PSUs are generally subject to the continuing service of the employee over the requisite vesting period from the earned date continuing through the settlement of the shares, subject to exceptions (in whole or in part) upon certain qualifying terminations of service, as provided in the applicable award agreement. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria are met. The performance criterion is based on the Company’s actual performance condition results as compared to the targets.  These PSUs are not considered outstanding until settled. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $0.6 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.

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

For the quarter ended March 31, 2026, we sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $14.6 million:

Date	Shares
(in thousands)
Q1 Total	5,894
Total Shares	5,894

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2026 and 2025 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three months ended March 31, 2026 and 2025 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(2,397)	$(2,847)
Denominator:
Weighted average shares of common stock outstanding - basic	69,460,700	58,536,950
Add: Effect of dilutive securities	—	—
Weighted average shares of common stock outstanding - diluted	69,460,700	58,536,950
Loss per share of common stock outstanding - basic and diluted	$(0.03)	$(0.05)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended March 31,
	2026	2025
Restricted stock units	1,145,702	1,288,748
Performance and market-based stock units	1,212,795	1,752,042
NOTE 8 – INCOME TAXES
The Company's income tax benefit for the three months ended March 31, 2026 and 2025 was $(0.5) million and $(0.4) million, and the effective tax rate was 16.2% and 11.4%. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code. There are no uncertain tax positions as of March 31, 2026 or December 31, 2025. Cash paid for income taxes, net of refunds, for the three months ended March 31, 2026 and March 31, 2025 was $(0.2) million and $0.0 million, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Professional Liability
In the ordinary course of business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the PAs' employed and affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant costs. The Company believes, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations, and cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one operating and one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. The accounting policies of the direct medical procedure services segment are the same as those presented in Note 1 - Organization and Summary of Key Accounting Policies. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit, Adjusted EBITDA and net income/(loss). The CODM uses Adjusted EBITDA as the primary profit metric to evaluate income generated from operations in deciding where to spend additional marketing dollars or allocate additional resources. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA is defined as net loss excluding depreciation and amortization, net interest expense, income tax benefit, restructuring and related severance costs and equity-based compensation. Segment information is presented below showing revenue, significant expenses and net loss (the closest GAAP measure to Adjusted EBITDA), in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue	$39,389	$39,371
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	15,588	15,950
Advertising cost	7,774	7,152
Facility selling, general, and administrative expense	4,791	4,816
Corporate selling, general, and administrative expense	10,017	9,800
Depreciation and amortization	3,021	3,242
Total operating expenses	41,191	40,960
Loss from operations	(1,802)	(1,589)
Interest expense, net	1,198	1,625
Unrealized gain	(138)	—
Pre-tax net loss	(2,862)	(3,214)
Income tax benefit	(465)	(367)
Net loss	$(2,397)	$(2,847)

Segment assets	$191,999	$203,260

(1)	Cost of services includes the costs of physicians, nursing, supplies and rent directly related to the performance of procedures at the facility level.
NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES
As of March 31, 2026 and December 31, 2025 accrued and other current liabilities consists of the following (in 000’s):

	March 31, 2026	December 31, 2025
Credit card payable	1,603	1,985
Accrued severance	867	817
Other	2,475	2,496
Insurance premiums payable	893	—
Accrued and other current liabilities	$5,838	$5,298
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K dated April 6, 2026 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to the “Company,” “AirSculpt,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and its related Professional Associations.
Overview
AirSculpt is an experienced national provider of body contouring procedures delivering a premium consumer experience. At AirSculpt, we provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat in a minimally invasive procedure, producing dramatic results. We now deliver our AirSculpt® procedures through a nationwide footprint of 31 centers across 20 states and Canada as of May 8, 2026.
For the three months ended March 31, 2026, we performed 3,082 cases and generated approximately $39.4 million of revenue, compared to 3,076 cases and $39.4 million in revenue for the three months ended March 31, 2025, reflecting essentially flat revenue year-over-year.
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:

Cases Performed and Revenue per Case
Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit although; a patient may have multiple areas treated during one visit. We believe this provides the best approach for assessing our revenue performance and trends.
Total Case and Revenue Metrics

	Three Months Ended March 31,
	2026	2025
Cases	3,082	3,076
Case growth	0.2%	N/A
Revenue per case	$12,780	$12,799
Revenue per case growth	(0.1)%	N/A
Number of facilities	31	32
Number of total procedure rooms	65	67
Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended March 31, 2026 and 2025, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended March 31, 2026 and 2025, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended March 31, 2026 in which such facilities were owned and operated during the three months ended March 31, 2025. We define same-center facilities and procedure rooms based on whether a facility was owned or operated as of March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Cases	3,082	3,048
Case growth	1.1%	N/A
Revenue per case	$12,780	$12,800
Revenue per case growth	(0.2)%	N/A
Number of facilities	31	31
Number of total procedure rooms	65	65
Our same-center case increase is primarily attributed to no new clinics being opened in fiscal year ended December 31, 2025 and stronger than expected performance across the broader aesthetics industry in the 2026 period.
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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax benefit, restructuring and related severance costs, certain other non-recurring costs, unrealized (gain)/loss, and equity-based compensation.

We define Adjusted Net Income as net loss excluding restructuring and related severance costs, equity-based compensation and the tax effect of these adjustments.

We include Adjusted EBITDA and Adjusted Net Income because they are important measures which our management uses and believes investors should use to assess our operating performance. We consider Adjusted EBITDA and Adjusted Net Income to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis. However, Adjusted EBITDA has limitations as an analytical tool including that it: (i) does not include results from equity-based compensation and (ii) does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments. Similarly, Adjusted Net Income has limitations as an analytical tool because it does not include results from equity-based compensation.
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. We define Adjusted Net Income per Share as Adjusted Net Income divided by weighted average basic and diluted shares. We included Adjusted EBITDA Margin and Adjusted Net Income per Share because they are important measures on which our management uses, and believes investors should use to assess our operating performance. We consider Adjusted EBITDA Margin and Adjusted Net Income per Share to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net loss	$(2,397)	$(2,847)
Plus
Equity-based compensation	559	1,239
Restructuring and related severance costs	953	863
One-time SOX compliance and other related costs	581	—
Depreciation and amortization	3,021	3,242
Interest expense, net	1,198	1,625
Income tax benefit	(465)	(367)
Unrealized gain	(138)	—
Adjusted EBITDA	$3,312	$3,755
Adjusted EBITDA Margin	8.4%	9.5%

The following table reconciles Adjusted Net Loss and Adjusted Net Loss per Share to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net loss	$(2,397)	$(2,847)
Plus
Equity-based compensation	559	1,239
Restructuring and related severance costs	953	863
One-time SOX compliance and other related costs	581
Tax effect of adjustments	(517)	(363)
Adjusted net loss	$(821)	$(1,108)

Adjusted net loss per share of common stock (1)
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average shares outstanding
Basic	69,460,700	58,536,950
Diluted	69,460,700	58,536,950

(1)    Diluted Adjusted Net Loss Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.

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
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended March 31,
	2026		2025
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$39,389	100.0%	$39,371	100.0%
Operating expenses:
Cost of service	15,588	39.6%	15,950	40.5%
Selling, general and administrative	22,582	57.3%	21,768	55.3%
Depreciation and amortization	3,021	7.7%	3,242	8.2%
Total operating expenses	41,191	104.6%	40,960	104.0%
Loss from operations	(1,802)	(4.6)%	(1,589)	(4.0)%
Interest expense, net	1,198	3.0%	1,625	4.1%
Unrealized gain	(138)	N/A	—	N/A
Pre-tax net loss	(2,862)	(7.3)%	(3,214)	(8.2)%
Income tax benefit	(465)	(1.2)%	(367)	(0.9)%
Net loss	$(2,397)	(6.1)%	$(2,847)	(7.2)%
Revenue— Our revenue increased $0.02 million, or 0.05%, compared to the same period in 2025.
Cost of Service— Our cost of services decreased $0.4 million, or 2.3%, compared to the same period in 2025. The decrease in cost of service is driven by a $0.4 million decrease in medical payroll compared to the same period in 2025. Cost of service was 39.6% and 40.5% as a percentage of revenue for the three months ended March 31, 2026 and 2025, respectively.
Selling, General and Administrative Expenses— Selling, general and administrative expenses increased $0.8 million, or 3.7%, for the three months ended March 31, 2026 compared to the same period in 2025. This decrease is driven by a $0.6 million decrease in stock compensation expense, offset by a $0.1 million increase in bank fees, a $0.7 million increase in professional service fees, a $0.1 million increase in travel expense, and a $0.6 million increase in advertising expense.

Selling, general and administrative expenses as a percent of revenue was 57.3% and 55.3% for the three months ended March 31, 2026 and 2025, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $10.5 million and $9.6 million for the three months ended March 31, 2026 and 2025, respectively. Our customer acquisition costs were approximately $3,397 and $3,130 per customer in the three months ended March 31, 2026 and 2025, respectively. Selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $12.1 million and $12.2 million for the three months ended March 31, 2026 and 2025, respectively.
Depreciation and Amortization— Depreciation and amortization decreased to approximately $3.0 million for the three months ended March 31, 2026 compared to $3.2 million for the same period in 2025. This decrease is driven primarily by the net reduction of one clinic location and one office location during the three months ended March 31, 2026 as compared to the 2025 period.
Interest Expense, net— Interest expense was $1.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The $0.4 million decrease was related to principal prepayments which reduced the outstanding balance.
Income Tax Expense— Our effective tax rate was 16.2% and 11.4% for the three months ended March 31, 2026 and 2025, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility, subject to minimum liquidity draw requirements. In March 2025, we filed a Registration Statement on Form S-3 (File No. 333-285825) which covers the offer, issuance and sale, for an aggregate initial offering price not to exceed $100.0 million, of shares of common stock and preferred stock; debt securities; warrants to purchase common stock, preferred stock and/or debt securities; and units. We also commenced an at-the-market offering program, with Leerink Partners LLC (“Leerink”) acting as sales agent. This at-the-market offering program provides us with additional access to capital, as needed, subject to market conditions. During the quarter ended March 31, 2026, the Company sold approximately 5.9 million shares of common stock through its at-the-market offering program for total net proceeds of approximately $14.6 million. Additionally, during the quarter ended March 31, 2026, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
Our primary uses of cash are for payroll, marketing and advertisements, rent, debt service, information technology and infrastructure, including our corporate office. Our cash flows are closely tied to the receipt of patient payments, and we have experienced revenue declines in the two most recent years due to a decline in overall cases performed. Our ability to improve operating results depends upon a significant number of factors, some of which are beyond our control. If we are unable to realize the anticipated savings or benefits of our growth strategies, or otherwise fail to implement those strategies successfully, the operating results and liquidity may be adversely affected.
Our term loan and revolver mature on May 11, 2027. These obligations will need to be refinanced prior to their maturity or paid out of then available cash. There can be no assurance that we will be able to refinance the debt with the current lender or obtain new financing.
We believe that the cash expected to be generated from operations will be sufficient for our working capital requirements, liquidity obligations, and payments due under our existing credit facilities for at least the next 12 months.
As of March 31, 2026, we had $16.7 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of March 31, 2026.
As of March 31, 2025, we had $5.6 million in cash and cash equivalents and no availability under our revolving credit facility. We did not have any letters of credit outstanding as of March 31, 2025.

The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in 000s)	2026	2025
Cash Flows Provided By (Used For):
Operating activities	$5,271	$868
Investing activities	(51)	(1,901)
Financing activities	3,021	(1,649)
Net increase/(decrease) in cash and cash equivalents	8,241	(2,682)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the three months ended March 31, 2026, our operating cash flow increased by $4.4 million compared to the same period in 2025. This improvement was primarily driven by favorable working capital changes and the benefits realized from cost savings initiatives implemented during the prior year. At March 31, 2026, we had a working capital deficit of $(8.2) million compared to $(12.4) million at December 31, 2025.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $0.1 million and $1.9 million, respectively. Investing activities in the three months ended March 31, 2026 relate primarily to maintenance capital expenditures. Investing activities during the three months ended March 31, 2025 relate primarily to final payments on our White Plains, NY location that opened in December 2024.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2026 was $3.0 million. During the three months ended March 31, 2026, we received net proceeds of $14.6 million from the at-the-market offering, made principal payments on our debt of $11.4 million and made payments of taxes withheld through vested equity-based compensation of $0.2 million.
Net cash used in financing activities for the three months ended March 31, 2025 was $1.6 million. For the three months ended March 31, 2025, we made principal payments on our debt of $1.1 million and made payments of taxes withheld through vested equity-based compensation of $0.1 million.
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

For the quarter ended, March 31, 2026, we sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $14.6 million:

Date	Shares
(in thousands)
Q1 Total	5,894
Total Shares	5,894

Long-Term Debt
The carrying value of our total indebtedness was $44.8 million and $56.0 million, which includes unamortized deferred financing costs and issuance discount of $0.8 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively.
On November 7, 2022, the Company entered into the Term Loan and Revolving Credit Facility pursuant to the Credit agreement with a syndicate of lenders (the "Credit Agreement"), originally maturing November 7, 2027. Pursuant to the Credit Agreement, there is (i) an $85.0 million original aggregate principal amount of term loans and (ii) a revolving loan facility in an aggregate principal amount of up to $5.0 million. On September 29, 2023, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand. Additionally, during the quarter-ended March 31, 2026, the Company voluntarily pre-paid $10.0 million of the principal balance of the term loans under the Credit Agreement using cash on hand.
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
As of March 31, 2026, the interest rate under the Credit Agreement was 8.42%.

Critical Accounting Policies and Estimates
A summary of significant accounting policies is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes in the nature of our critical accounting policies and estimates or the application of those policies since the date of that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2026.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below, which were previously identified in our Annual Report on Form 10‑K for the year ended December 31, 2025 and have not yet been remediated.
Material Weaknesses in Internal Control Over Financial Reporting
•General Accounting and Financial Reporting Processes
As previously disclosed in our Form 10‑K for the year ended December 31, 2025, management identified the following material weaknesses in internal control over financial reporting, each of which continued to exist as of March 31, 2026:
Management identified a material weakness in controls related to aspects of the Company’s general accounting and financial reporting processes, design and maintenance of formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations.
•Lease Accounting under ASC 842
Management also identified a weakness related to controls over the accounting for leases, specifically the subsequent measurement and recording of lease transactions under ASC 842. The control deficiency resulted in errors in the measurement and presentation of right‑of‑use assets and lease liabilities, which required revision of previously issued financial statements. The Company did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP.
Remediation Efforts
Management has initiated remediation plans to address the material weaknesses described above. During the first quarter of 2026, remediation efforts included, among other actions:
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
In addition to implementing and refining the above activities, we expect to continue to engage in additional activities in fiscal year 2026 including:
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
Management believes these actions are responsive to the identified material weaknesses; however, the remediation efforts are ongoing.
Current Status of Remediation
As of March 31, 2026, the remediation actions described above had not been fully implemented and had not operated for a sufficient period of time to allow management to conclude that the material weaknesses have been fully remediated. Accordingly, the material weaknesses in internal control over financial reporting continued to exist as of the end of the period covered by this Quarterly Report on Form 10‑Q.
Changes in Internal Controls Over Financial Reporting
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

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

AIRSCULPT TECHNOLOGIES, INC.

By:	/s/ Michael Arthur
Michael Arthur
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 8, 2026