Form 10-Q
period 2026-06-30
Airsculpt Technologies, Inc.
filed 2026-08-10
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 72,095,209 shares of common stock outstanding as of August 7, 2026.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,824	$8,449
Taxes receivable	2,362	1,499
Prepaid expenses and other current assets	6,310	5,508
Total current assets	27,496	15,456
Property and equipment, net	24,496	27,814
Other long-term assets	3,000	3,007
Right of use operating lease assets	22,093	22,454
Intangible assets, net	34,462	36,839
Goodwill	81,734	81,734
Total assets	$193,281	$187,304
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,259	$5,368
Accrued payroll and benefits	2,573	2,607
Current portion of long-term debt	10,460	5,460
Deferred revenue and patient deposits	3,149	1,871
Accrued and other current liabilities	4,122	5,298
Current operating lease liabilities	7,386	7,298
Total current liabilities	34,949	27,902
Long-term debt, net	33,108	50,585
Deferred tax liability, net	878	878
Long-term operating lease liabilities	19,514	20,227
Total liabilities	88,449	99,592
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 71,518,820 and 64,542,461, respectively	72	64
Additional paid-in capital	149,300	128,315
Accumulated other comprehensive loss	(460)	(96)
Accumulated deficit	(44,080)	(40,571)
Total stockholders' equity	104,832	87,712
Total liabilities and stockholders' equity	$193,281	$187,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except for shares and per share figures)	2026	2025	2026	2025
Revenue	$42,900	$44,012	$82,289	$83,383
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	16,567	17,201	32,155	33,151
Selling, general and administrative	23,421	22,671	46,003	44,439
Depreciation and amortization	2,941	3,246	5,962	6,488
Loss on impairment of long-lived assets	—	108	—	108
Total operating expenses	42,929	43,226	84,120	84,186
(Loss)/income from operations	(29)	786	(1,831)	(803)
Interest expense, net	1,043	1,562	2,241	3,187
Unrealized loss	141	—	3	—
Pre-tax net loss	(1,213)	(776)	(4,075)	(3,990)
Income tax benefit	(101)	(185)	(566)	(552)
Net loss	$(1,112)	$(591)	$(3,509)	$(3,438)

Loss per share of common stock
Basic	$(0.02)	$(0.01)	$(0.05)	$(0.06)
Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.06)
Weighted average shares outstanding
Basic	70,786,163	59,590,033	70,127,093	59,066,400
Diluted	70,786,163	59,590,033	70,127,093	59,066,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($000s)	2026	2025	2026	2025
Net loss	$(1,112)	$(591)	$(3,509)	$(3,438)
Other comprehensive loss:
Change in foreign currency translation adjustment	(205)	(958)	(362)	(873)
Total other comprehensive loss	(205)	(958)	(362)	(873)
Comprehensive loss	$(1,317)	$(1,549)	$(3,871)	$(4,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
($000s, except shares and per share figures)	Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2024	58,369,138	$58	$107,721	$(687)	$(28,904)	$78,188
Issuance of common stock through unit vesting	292,130	1	—	—	—	1
Equity-based compensation	—	—	1,239	—	—	1,239
Payment of taxes withheld through vested equity-based compensation	—	—	(56)	—	—	(56)
Net loss	—	—	—	—	(2,847)	(2,847)
Other comprehensive income	—	—	—	85	—	85
Other	—	—	(379)	—	—	(379)
Balance at March 31, 2025	58,661,268	$59	108,525	(602)	(31,751)	76,231
Issuance of common stock through unit vesting	22,820		—	—	—	—
Issuance of common stock through public offerings, net	3,752,582	3	14,008	—	—	14,011
Equity-based compensation	—	—	1,352	—	—	1,352
Net loss	—	—	—	—	(591)	(591)
Other comprehensive loss	—	—	—	(958)	—	(958)
Other	—	—	—	10	—	10
Balance at June 30, 2025	62,436,670	$62	$123,885	$(1,550)	$(32,342)	$90,055

Balance at December 31, 2025	64,542,461	$64	$128,315	$(96)	$(40,571)	$87,712
Issuance of common stock through unit vesting	109,011	1	—	—	—	1
Issuance of common stock through public offerings, net	5,894,209	6	14,591	—	—	14,597
Payment of taxes withheld through vested equity-based compensation	—	—	(195)	—	—	(195)
Equity-based compensation	—	—	559	—	—	559
Net loss	—	—	—	—	(2,397)	(2,397)
Other comprehensive loss	—	—	—	(158)	—	(158)
Other	—	—	142	—	—	142
Balance at March 31, 2026	70,545,681	71	143,412	(254)	(42,968)	100,261
Issuance of common stock through public offerings, net	973,139	1	4,975	—	—	4,976
Equity-based compensation	—	—	912	—	—	912
Net loss	—	—	—	—	(1,112)	(1,112)
Other comprehensive loss	—	—	1	(206)	—	(205)
Balance at June 30, 2026	71,518,820	$72	$149,300	$(460)	$(44,080)	$104,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($000s)	2026	2025
Cash flows from operating activities
Net loss	$(3,509)	$(3,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,962	6,488
Equity-based compensation	1,471	2,591
Non-cash interest expense; amortization of debt costs	273	242
Loss on impairment of long-lived assets	—	108
Changes in assets and liabilities
Taxes receivable	(863)	1,251
Prepaid expense and other current assets	(1,026)	(591)
Other assets	370	4,918
Accounts payable	1,903	(1,461)
Deferred revenue and patient deposits	1,277	(48)
Accrued and other liabilities	(1,825)	(4,208)
Net cash provided by operating activities	4,033	5,852
Cash flows from investing activities
Purchases of property and equipment, net	(279)	(2,166)
Net cash used in investing activities	(279)	(2,166)
Cash flows from financing activities
Payments on term loans	(12,750)	(11,973)
Payments for debt modification	—	(237)
Payments on revolving credit facility	—	(5,000)
Proceeds from public offerings, net	19,566	14,008
Payment of taxes withheld through vested equity-based compensation	(195)	(56)
Other financing activity	—	(474)
Net cash provided by/(used in) financing activities	6,621	(3,732)
Net increase/(decrease) in cash and cash equivalents	10,375	(46)
Cash and cash equivalents
Beginning of period	8,449	8,235
End of period	$18,824	$8,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,044	$2,948
Cash paid for income taxes, net of refunds	$61	$(1,777)

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$12	$137
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
Principles of Consolidation
These consolidated financial statements present the financial position and results of operations of the Company, its wholly-owned domestic and international subsidiaries, and its variable interest in the managed PAs in the United States (the "Domestic PAs"), which are under the control of the Company and are considered variable interest entities in which the Company is the primary beneficiary.
All intercompany accounts and transactions have been eliminated in consolidation.
Interim Financial Statement Presentation
The accompanying condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Variable Interest Entities
The Company has a variable interest in the Domestic PAs where it has a long-term and unilateral controlling financial interest over their assets and operations. The Company has the ability to direct the activities that most significantly affect the Domestic PAs’ economic performance via the MSAs and related agreements. The Company is a practice management service organization and does not engage in the practice of medicine. These services are provided by licensed professionals at each of the Domestic PAs. Certain key features of the MSAs and related agreements enable the Company to assign the member interests of certain of the Domestic PAs to another member designated by the Company (i.e., “nominee shareholder”) for a nominal value in certain circumstances at the Company’s sole discretion. The MSA does not allow the Company to be involved in, or provide guidance on, the clinical operations of the Domestic PAs. The Company consolidates the Domestic PAs into the financial statements. All of the Company’s revenue is earned from services provided by the Domestic PAs and its wholly-owned foreign subsidiary in Canada. The only assets and liabilities held by the Domestic PAs included in the accompanying consolidated balance sheets are clinical related. The clinical assets and liabilities are not material to the Company as a whole.
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
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Total amortization of deferred financing costs was approximately $0.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Total loss on long lived assets was approximately $0 and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
Fair Value
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosure requirements about fair value measurements.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net loss for the three and six months ended June 30, 2026 and 2025 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three and six months ended June 30, 2026 and 2025 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.

Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $8.8 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $16.6 million and $14.5 million for the six months ended June 30, 2026 and 2025, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of June 30, 2026 or December 31, 2025.
The Company has an effective tax rate of approximately 8.3% and 23.8% for the three months ended June 30, 2026 and 2025, respectively, and approximately 13.9% and 13.8% for the six months ended June 30, 2026 and 2025, respectively, inclusive of all applicable U.S. federal and state income taxes.
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
NOTE 2 – GOODWILL AND INTANGIBLES, NET
The annual review of goodwill impairment will be performed in October 2026. There were no triggering events during the three and six months ended June 30, 2026 and 2025.
The Company had goodwill of $81.7 million at June 30, 2026 and December 31, 2025.
Intangible assets consisted of the following at June 30, 2026 and December 31, 2025 (in 000’s):

	June 30, 2026	December 31, 2025	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(27,692)	(25,906)
Accumulated amortization of tradenames and trademarks	(9,146)	(8,555)
Total intangible assets	$34,462	$36,839
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.

Aggregate amortization expense on intangible assets was approximately $1.2 million for both of the three months ended June 30, 2026 and 2025 and $2.4 million for both of the six months ended June 30, 2026 and 2025.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2026 and December 31, 2025 property and equipment consists of the following (in 000’s):

	June 30, 2026	December 31, 2025
Medical equipment	$13,106	$13,076
Office and computer equipment	951	946
Furniture and fixtures	4,564	4,567
Leasehold improvements	32,434	32,440
Construction in progress	2,619	2,423
Less: Accumulated depreciation	(29,178)	(25,637)
Property and equipment, net	$24,496	$27,814
Depreciation expense was approximately $1.8 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
On March 12, 2025, the Company entered into an amendment to the Credit Agreement (the "Third Amendment"). Under the terms of the Third Amendment, the parties thereto modify certain financial condition covenants made by the Company in the Credit Agreement, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4.25x, 3.50x, 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3.0 million as of the last day of the month ending March 31, 2025, (B) $5.0 million as of the last day of the month ending April 30, 2025, and (C) $7.5 million as of the last day of the months ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin would be increased to 3.75% or 4.75% for base rate or SOFR (as defined in the Credit Agreement), respectively, if the Company's total leverage ratio was equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio was below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse Silicon Valley Bank ("SVB") for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of the first

$10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to the following carve-outs (A) the first $3.0 million of equity proceeds; and (B) any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor (“Sponsor”). In consideration for the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders (as defined in the Credit Agreement) and a $0.125 million arrangement fee to SVB. On March 12, 2025 in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain limited guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., SVB, and the Company (the "Limited Guarantee"), pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) if the Company had not prepaid the term loans (excluding regularly scheduled amortization) by $10.0 million as of such date. On June 13, 2025, the Company made a $10.0 million principal payment on the term loans in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025. The Limited Guarantee automatically terminated on March 12, 2026 following the prepayment of the term loans in an aggregate amount of $20.0 million since the date of the Limited Guarantee.
On August 7, 2026, the Company entered into a further amendment to the Credit Agreement (the "Fourth Amendment") to, among other things: (i) extend the maturity date of the term loan and revolving credit facility to November 15, 2027 (approximately a six-month extension from the previous May 11, 2027 maturity date); (ii) require the Company to make a $2.5 million payment to the Lenders upon signing of the Fourth Amendment; (iii) require the Company to make an additional $2.5 million payment on or before September 30, 2026; (iv) require that 50% of the net proceeds of any future equity issuances (other than issuances under our equity incentive plans) be applied to prepay the term loans, in addition to amounts otherwise required to be applied under the Credit Agreement; (v) require the Company to provide biweekly updates on a conference call with the Lenders with respect to the status of its efforts to cause the Discharge of Obligations (as defined in the Credit Agreement); and (vi) require the Company, if the Discharge of Obligations has not occurred by October 31, 2026, to retain one or more investment banks reasonably satisfactory to the Administrative Agent (as defined in the Credit Agreement) to cause the Discharge of Obligations to occur, whether by obtaining replacement debt financing or otherwise. The Company is evaluating if the amendment is a modification or extinguishment and has not completed the accounting for debt issuance costs.

As of June 30, 2026, the interest rate under the Credit Agreement was 8.39%.
Total borrowings as of June 30, 2026 and December 31, 2025 were as follows (in 000’s):

	June 30, 2026	December 31, 2025
Term loans	$44,207	$56,957
Unamortized debt discounts and issuance costs	(639)	(912)
Total debt, net	43,568	56,045
Less: Current portion	(10,460)	(5,460)
Long-term debt, net	$33,108	$50,585
As of June 30, 2026 and December 31, 2025, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of June 30, 2026 is as follows (in 000’s):

Year ending December 31,
2026	$7,730
2027	36,477
Total maturities	$44,207
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements discussed above. The Company is in compliance with all covenants and has no letter of credit outstanding as of June 30, 2026.

NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended June 30, 2026 and 2025, the Company incurred rent expense of $1.7 million and $1.7 million, respectively, for its medical office suites. For the six months ended June 30, 2026 and 2025, the Company incurred rent expense of $3.4 million and $3.5 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $66,000 and $64,000 for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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
The following table presents supplemental cash flow information for the six months ended June 30, 2026 and 2025 (in 000’s):

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,586	$3,497
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,029	$—
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2026 (remaining as of June 30, 2026)	$3,621
2027	6,874
2028	6,037
2029	4,592
2030	3,564
Thereafter	8,118
Total lease payments	32,806
Less: imputed interest	(5,906)
Total lease obligations	$26,900
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and six months ended June 30, 2026, the Company granted 1,661,921 and 2,103,098 restricted stock units ("RSUs") to executive officers and employees under the 2021 Equity Incentive Plan. During the three and six months ended June 30, 2025, the Company granted 175,782 and 1,064,083 RSU's, respectively. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest one-third per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the requisite vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three and six months ended June 30, 2026, the Company also granted 535,714 and 682,773 performance based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and six months ended

June 30, 2025, the Company granted 0 and 899,919 PSU's, respectively. The vesting of the PSUs is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”) within the three year performance period. Based on the rTSR, the PSUs can settle in shares in a range from 0% to 200%. Additionally, during the three and six months ended June 30, 2025, our CEO was granted 0 and 220,836 PSUs, respectively, with vesting conditioned on the attainment of a 60-day volume weighted average price ("VWAP") in relation to the per share closing price on the date of grant. These awards are structured with one-fourth vesting at 125% VWAP, one-fourth vesting at 175% VWAP, one-fourth vesting at 200% VWAP, and the final one-fourth vesting at 225% VWAP. In addition to the achievement of the performance conditions, all PSUs are generally subject to the continuing service of the employee over the requisite vesting period from the earned date continuing through the settlement of the shares, subject to exceptions (in whole or in part) upon certain qualifying terminations of service, as provided in the applicable award agreement. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria are met. The performance criterion is based on the Company’s actual performance condition results as compared to the targets.  These PSUs are not considered outstanding until settled. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $0.9 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.

At-the-Market Common Offering Program

On March 14, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with Leerink Partners LLC ("Leerink"), as sales agent, in connection with an at-the-market offering program under which the Company may offer and sell, from time to time in our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million at prices and on terms to be determined by market conditions at the time of offering. The $50.0 million of common stock that may be offered, issued and sold under the ATM Agreement is included in the $100.0 million of securities that may be offered, issued and sold by us under our Registration Statement on Form S-3 (File No. 333-285825). The Company and Leerink each have the right to suspend or terminate the ATM Agreement in each party’s sole discretion at any time.

In the three and six months ended June 30, 2026, the Company sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $5.0 million and $19.6 million, respectively:

Date	Shares (in thousands)
Q1 Total	5,894
Q2 Total	973
6,867

As of August 10, 2026 the Company issued an additional 576,000 shares of common stock under the ATM Agreement, generating total net proceeds of approximately $2.4 million during the third quarter.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net loss for the three and six months ended June 30, 2026 and 2025 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three and six months ended June 30, 2026 and 2025 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,112)	$(591)	$(3,509)	$(3,438)
Denominator:
Weighted average shares of common stock outstanding - basic	70,786,163	59,590,033	70,127,093	59,066,400
Add: Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock outstanding - diluted	70,786,163	59,590,033	70,127,093	59,066,400
Loss per share of common stock outstanding - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.06)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	1,178,822	1,363,449	1,178,822	1,363,449
Performance and market-based stock units	922,997	1,702,042	922,997	1,702,042
NOTE 8 – INCOME TAXES
The Company's income tax (benefit)/expense for the three months ended June 30, 2026 and 2025 was $(0.1) million and $(0.2) million, respectively, and the income tax (benefit)/expense for the six months ended June 30, 2026 and 2025 was $(0.6) million and $(0.6) million, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 8.3% and 23.8%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 13.9% and 13.8%, respectively. The main drivers of the difference between the effective and statutory rate are non-deductible executive compensation under Section 162(m) of the Internal Revenue Code and also state taxes. There are no uncertain tax positions as of June 30, 2026.
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
NOTE 10 – SEGMENT INFORMATION
The Company has one operating and one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. The accounting policies of the direct medical procedure services segment are the same as those presented in Note 1 - Organization and Summary of Key Accounting Policies. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit, Adjusted EBITDA and net loss. The CODM uses Adjusted EBITDA as the primary profit metric to evaluate income generated from operations in deciding where to spend additional marketing dollars or allocate additional resources. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA is defined as net loss excluding depreciation and amortization, net interest expense, income tax benefit, restructuring and related severance costs, certain other non-recurring costs, and equity-based compensation. Segment information is presented below showing revenue, significant expenses and net loss (the closest GAAP measure to Adjusted EBITDA), in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$42,900	$44,012	$82,289	$83,383
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	16,567	17,201	32,155	33,151
Advertising cost	8,813	7,347	16,587	14,499
Facility selling, general, and administrative expense	5,725	5,263	10,516	10,079
Corporate selling, general, and administrative expense	8,883	10,061	18,900	19,861
Loss on disposal of long-lived assets	—	108	—	108
Depreciation and amortization	2,941	3,246	5,962	6,488
Total operating expenses	42,929	43,226	84,120	84,186
Net income/(loss) from operations	(29)	786	(1,831)	(803)
Interest expense, net	1,043	1,562	2,241	3,187
Unrealized loss	141	—	3	—
Pre-tax net loss	(1,213)	(776)	(4,075)	(3,990)
Income tax benefit	(101)	(185)	(566)	(552)
Net loss	$(1,112)	$(591)	$(3,509)	$(3,438)

Segment assets	$193,281	$198,367	$193,281	$198,367

(1)	Cost of services includes the costs of physicians, nursing, supplies and rent directly related to the performance of procedures at the facility level.
NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES
As of June 30, 2026 and December 31, 2025 accrued and other current liabilities consists of the following (in 000’s):

	June 30, 2026	December 31, 2025
Credit card payable	994	1,985
Accrued severance	517	817
Other	2,304	2,496
Insurance premiums payable	307	—
Accrued and other current liabilities	$4,122	$5,298

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
Overview
AirSculpt is an experienced national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat and tightens skin in a minimally invasive procedure, producing dramatic results. We deliver our AirSculpt® procedures through a nationwide footprint of 31 centers across 20 states and Canada as of August 10, 2026.
For the three and six months ended June 30, 2026, we performed 3,376 and 6,458 cases, respectively, compared to 3,392 and 6,468 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, we generated approximately $42.9 million and $82.3 million of revenue, respectively, compared to $44.0 million and $83.4 million for the three and six months ended June 30, 2025, respectively. This represents an approximately 3% decline in revenue for the three months ended June 30, 2026 over the same period in the prior year and an approximately 1% decline in revenue for the six months ended June 30, 2026 over the same period in the prior year.
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

Total Case and Revenue Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cases	3,376	3,392	6,458	6,468
Case growth	(0.5)%	N/A	(0.2)%	N/A
Revenue per case	$12,707	$12,975	$12,742	$12,892
Revenue per case growth	(2.1)%	N/A	(1.2)%	N/A
Number of facilities	31	32	31	32
Number of total procedure rooms	65	67	65	67
Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended June 30, 2026 and 2025, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended June 30, 2026 and 2025, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended June 30, 2026 in which such facilities were owned and operated during the three months ended June 30, 2025. We define same-center facilities and procedure rooms based on whether a facility was owned or operated as of June 30, 2025.
For the six months ended June 30, 2026 and 2025, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the six months ended June 30, 2026 and 2025, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the six months ended June 30, 2026 in which such facilities were owned and operated during the six months ended June 30, 2025. We define same-center facilities and procedure rooms based on if a facility was owned or operated as of June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cases	3,376	3,341	6,458	6,389
Case growth	1.0%	N/A	1.1%	N/A
Revenue per case	$12,707	$12,971	$12,742	$12,889
Revenue per case growth	(2.0)%	N/A	(1.1)%	N/A
Number of facilities	31	31	31	31
Number of total procedure rooms	65	65	65	65

Non-GAAP Financial Measures—Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income per Share
We report our financial results in accordance with generally accepted accounting principles in the United States of America ("GAAP"), however, management believes the evaluation of our ongoing operating results may be enhanced by a presentation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income per Share, which are non-GAAP financial measures.
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax benefit, restructuring and related severance costs, certain other non-recurring costs, unrealized (gain)/loss, and equity-based compensation.

We define Adjusted Net Income as net loss excluding restructuring and related severance costs, equity-based compensation, loss on disposal of long-lived assets, restructuring and related severance costs, certain other non-recurring costs, and the tax effect of these adjustments.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(1,112)	$(591)	$(3,509)	$(3,438)
Plus
Equity-based compensation	912	1,352	1,471	2,591
Restructuring and related severance costs	323	343	1,276	1,206
One-time SOX compliance and other related costs	465	—	1,046	—
Depreciation and amortization	2,941	3,246	5,962	6,488
Loss on disposal of long lived assets	—	108	—	108
Litigation settlements	325	—	325	—
Interest expense, net	1,043	1,562	2,241	3,187
Income tax benefit	(101)	(185)	(566)	(552)
Unrealized loss	141	$—	3	—
Adjusted EBITDA	$4,937	$5,835	$8,248	$9,590
Adjusted EBITDA Margin	11.5%	13.3%	10.0%	11.5%

The following table reconciles Adjusted Net Loss and Adjusted Net Loss per Share to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(1,112)	$(591)	$(3,509)	$(3,438)
Plus
Equity-based compensation	912	1,352	1,471	2,591
Loss on disposal of long-lived assets	—	108	—	108
Litigation settlements	325	—	325	—
Restructuring and related severance costs	323	343	1,276	1,206
One-time SOX compliance and other related costs	465	—	1,046	—
Tax effect of adjustments	(304)	(25)	(820)	(388)
Adjusted net income/ (loss)	$609	$1,187	$(211)	$79

Adjusted net loss per share of common stock (1)
Basic	$0.01	$0.02	$0.00	$0.00
Diluted	$0.01	$0.02	$0.00	$0.00
Weighted average shares outstanding
Basic	70,786,163	59,590,033	70,127,093	59,066,400
Diluted	70,981,004	60,379,884	70,127,093	59,802,603

(1)    Diluted Adjusted Net Loss Per Share is computed by dividing adjusted net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.

Components of Results of Operations
Revenue
Our revenue is generated from AirSculpt® procedures, which incorporate certain patented technologies and techniques, performed on our patients. We are 100% self-pay and do not accept payments from the U.S. federal government or payer organizations. We assist patients, as needed, by providing third-party financing options to pay for procedures. We have arrangements with various financing companies to facilitate this option. There is a financing transaction fee based on a set percentage of the amount financed. We recognize revenue based on the expected transaction price which is reduced for financing fees.
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
Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended June 30,
	2026		2025
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$42,900	100.0%	$44,012	100.0%
Operating expenses:
Cost of service	16,567	38.6%	17,201	39.1%
Selling, general and administrative	23,421	54.6%	22,671	51.5%
Depreciation and amortization	2,941	6.9%	3,246	7.4%
Loss on impairment of long-lived assets	—	—%	108	0.2%
Total operating expenses	42,929	100.1%	43,226	98.2%
Loss from operations	(29)	(0.1)%	786	1.8%
Interest expense, net	1,043	2.4%	1,562	3.5%
Unrealized loss	141	N/A	—	N/A
Pre-tax net loss	(1,213)	(2.8)%	(776)	(1.8)%
Income tax benefit	(101)	(0.2)%	(185)	(0.4)%
Net loss	$(1,112)	(2.6)%	$(591)	(1.3)%
Revenue— Our revenue decreased $1.1 million, or 2.5%, compared to the same period in 2025. This decline was driven primarily by a 2.0% decrease in average selling price on a same-center basis, partially offset by a 1.0% increase in same-center case volume. Revenue in the prior-year period also benefited from the operations of the London clinic, which was closed as of December 31, 2025.
Cost of Service— Our cost of services decreased $0.6 million, or 3.7%, compared to the same period in 2025. The decrease is caused by efficiencies gained in personnel costs as compared to 2025. Cost of service was 38.6% and 39.1% as a percentage of revenue for the three months ended June 30, 2026 and 2025, respectively.

Selling, General and Administrative Expenses— Selling, general and administrative expenses increased $0.8 million, or 3.3%, for the three months ended June 30, 2026 compared to the same period in 2025. This increase is driven primarily by a $1.4 million increase in advertising expense, offset by a $0.4 million decrease in stock compensation expense, a $0.1 million decrease in travel expense, and a $.06 million decrease in office supplies expense. Selling, general and administrative expenses as a percent of revenue was 54.6% and 51.5% for the three months ended June 30, 2026 and 2025, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $11.7 million and $9.9 million for the three months ended June 30, 2026 and 2025, respectively. Our customer acquisition costs were approximately $3,467 and $2,905 per customer in the three months ended June 30, 2026 and 2025, respectively. Selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $11.7 million and $12.8 million for the three months ended June 30, 2026 and 2025, respectively.
Depreciation and Amortization— Depreciation and amortization decreased to approximately $2.9 million for the three months ended June 30, 2026 compared to $3.2 million for the same period in 2025. This decrease is driven primarily by the net reduction of one clinic location and one office location during the three months ended June 30, 2026 as compared to the 2025 period.
Interest Expense, net— Interest expense was $1.0 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The $0.6 million decrease was related to principal prepayments which reduced the outstanding balance.
Income Tax Expense— Our effective tax rate was 8.3% and 23.8% for the three months ended June 30, 2026 and 2025, respectively. The main driver of the difference between the effective and statutory rate is non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Six Months Ended June 30,
	2026		2025
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$82,289	100.0%	$83,383	100.0%
Operating expenses:
Cost of service	32,155	39.1%	33,151	39.8%
Selling, general and administrative	46,003	55.9%	44,439	53.3%
Depreciation and amortization	5,962	7.2%	6,488	7.8%
Loss on impairment of long-lived assets	—	—%	108	0.1%
Total operating expenses	84,120	102.2%	84,186	101.0%
Loss from operations	(1,831)	(2.2)%	(803)	(1.0)%
Interest expense, net	2,241	2.7%	3,187	3.8%
Unrealized loss	3	N/A	—	N/A
Pre-tax net loss	(4,075)	(5.0)%	(3,990)	(4.8)%
Income tax benefit	(566)	(0.7)%	(552)	(0.7)%
Net loss	$(3,509)	(4.3)%	$(3,438)	(4.1)%

Revenue—Our revenue decreased $1.1 million, or 1.3%, for the six months ended June 30, 2026 compared to the same period in 2025. This decline was driven primarily by a 1.1% decrease in average selling price on a same-center basis, partially offset by a 1.1% increase in same-center case volume. Revenue in the prior-year period also benefited from the operations of the London clinic, which was closed as of December 31, 2025.
Cost of Service—Our cost of service decreased $1.0 million, or 3.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The percentage decrease in cost of service is driven by the decrease in revenue when compared to the same period in 2025 due to the elimination of one center in the current period, as well as efficiencies gained in medical and supply costs. Cost of service was 39.1% and 39.8% as a percentage of revenue for the twelve months ended June 30, 2026 and 2025, respectively. The percentage decrease is primarily due to the decline in revenue and not being able to leverage certain fixed costs within cost of service such as rent and certain nursing costs.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.6 million, or 3.5%, for the six months ended June 30, 2026 compared to the same period in 2025. This increase relates to a $2. million increase in advertising expense, a $0.5 million increase in payroll expenses, a $0.2 increase in professional service expenses offset by a $1.1 million decrease in stock compensation expense. Selling, general and administrative expenses as a percent of revenue were 55.9% and 53.3% for the six months ended June 30, 2026 and 2025, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and for sales and marketing personnel. Total selling expenses were approximately $22.2 million and $19.5 million for the six months ended June 30, 2026 and 2025, respectively. Our customer acquisition costs were approximately $3,433 and $3,010 per customer in the six months ended June 30, 2026 and 2025, respectively. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical costs included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $23.8 million and $25.0 million for the six months ended June 30, 2026 and 2025, respectively.
Depreciation and Amortization—Depreciation and amortization decreased to approximately $6.0 million for the six months ended June 30, 2026 compared to $6.5 million for the same period in 2025.
Interest Expense, net—Interest expense was $2.2 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.
Income Tax Expense— Our effective tax rate was 13.9% and 13.8% for the six months ended June 30, 2026 and 2025, respectively. The main drivers of the difference between the effective and statutory rate are non-deductible executive compensation under Section 162(m) of the Internal Revenue Code and also state taxes.
Liquidity and Capital Resources
We principally rely on cash flows from operations as our primary source of liquidity and, if needed, up to $5.0 million in revolving loans under our revolving credit facility, subject to minimum liquidity draw requirements. In March 2025, we filed a Registration Statement on Form S-3 (File No. 333-285825) which covers the offer, issuance and sale, for an aggregate initial offering price not to exceed $100.0 million, of shares of common stock and preferred stock; debt securities; warrants to purchase common stock, preferred stock and/or debt securities; and units. We also commenced an at-the-market offering program, with Leerink Partners LLC (“Leerink”) acting as sales agent. This at-the-market offering program provides us with additional access to capital, as needed, subject to market conditions. During the quarter ended June 30, 2026, the Company sold approximately 973,000 shares of common stock through its at-the-market offering program for total net proceeds of approximately $5.0 million.
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
As of June 30, 2026, we had $18.8 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of June 30, 2026.
As of June 30, 2025, we had $8.2 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of June 30, 2025.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in 000s)	2026	2025
Cash Flows Provided By (Used For):
Operating activities	$4,033	$5,852
Investing activities	(279)	(2,166)
Financing activities	6,621	(3,732)
Net increase/(decrease) in cash and cash equivalents	10,375	(46)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the six months ended June 30, 2026, our operating cash flow decreased by $1.8 million compared to the same period in 2025.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $0.3 million and $2.2 million, respectively. Investing activities in the six months ended June 30, 2026 relate primarily to maintenance capital expenditures. Investing activities during the six months ended June 30, 2025 relate primarily to final payments on our White Plains, NY location that opened in December 2024.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 was $6.6 million. During the six months ended June 30, 2026, we received net proceeds of $19.6 million from the at-the-market offering, made principal payments on our debt of $12.7 million and made payments of taxes withheld through vested equity-based compensation of $0.2 million.
Net cash used in financing activities for the six months ended June 30, 2025 was $3.7 million. For the six months ended June 30, 2025, we received net proceeds of $14.0 million from an underwritten public offering and made principal payments on our debt of $12.0 million, payments for debt modification of $0.2 million and payments of taxes withheld through vested equity-based compensation of $0.1 million.
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

In addition, under the Fourth Amendment, 50% of the net cash proceeds of any future issuance of our equity securities (other than issuances under our equity incentive plans) must be applied to prepay the term loans. As a result, only approximately half of the net proceeds we may raise under our at-the-market offering program will be available to fund our operations and other general corporate purposes, which reduces the liquidity otherwise available to us through equity issuances and may cause us to rely more heavily on cash generated from operations. The Fourth Amendment also requires us to make $5.0 million of mandatory term-loan payments in 2026 ($2.5 million paid upon signing and an additional $2.5 million payable on or before September 30, 2026).

In the three and six months ended June 30, 2026, the Company sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $5.0 million and $19.6 million:

Date	Shares (in thousands)
Q1 Total	5,894
Q2 Total	973
YTD Total	6,867

As of August 10, 2026 the Company issued an additional 576,000 shares of common stock under the ATM Agreement, generating total net proceeds of approximately $2.4 million during the third quarter.
Long-Term Debt
The carrying value of our total indebtedness was $43.6 million and $56.0 million, which includes unamortized deferred financing costs and issuance discount of $0.6 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.
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
On March 12, 2025, the Company entered into an amendment to the Credit Agreement (the "Third Amendment"). Under the terms of the Third Amendment, the parties thereto agreed to modify certain financial condition covenants made by the Company in the Credit Agreement, such that (i) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025 and June 30, 2025 must be no less than 0.50x and 1.10x, respectively, and no less than 1.25x on the last day of the fiscal quarters ending September 30, 2025 and thereafter, instead of 1.10x as of March 31, 2025 and 1.25x as of June 30, 2025 and thereafter, as previously set forth in the Credit Agreement; (ii) the Consolidated Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries as of the last day of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026, must not exceed 4.25x, 3.50x, 3.25x, 3.25x, and 2.75x, respectively, and the Consolidated Leverage Ratio as of the last day of each fiscal quarter thereafter must not exceed 2.25x, instead of 3.25x as of March 31, 2025, 2.75x as of June 30, 2025, and 2.25x thereafter, as previously set forth in the Credit Agreement; (iii) the Company and its subsidiaries will be required to maintain minimum Liquidity (as defined in the Credit Agreement) of not less than (A) $3.0 million as of the last day of the month ending March 31, 2025, (B) $5.0 million as of the last day of the month ending April 30, 2025, and (C) $7.5 million as of the last day of the month ending May 31, 2025 and thereafter (or the last day of each fiscal quarter thereafter upon the satisfaction of certain financial tests described therein); and (iv) new liquidity and financial reporting requirements have been added.
In addition to revising the covenants listed above, the Third Amendment revised or added new terms such that (i) for outstanding loans, beginning on or about July 1, 2025, the applicable per annum margin would be increased to 3.75% or 4.75% for base rate or SOFR (as defined in the Credit Agreement), respectively, if the Company's total leverage ratio was equal to or greater than 3.00x, 3.50% or 4.50% for base rate or SOFR, respectively, if the Company's total leverage ratio was equal to or greater than 2.00x and less than 3.00x, and 3.25% or 4.25% for base rate or SOFR, respectively, if the Company's total leverage ratio was below 2.00x, (ii) the term loan and revolving credit facility will mature on May 11, 2027 (instead of November 7, 2027); (iii) Liquidity in excess of $3.0 million will be used to repay the outstanding funds drawn on the revolving credit facility on a monthly basis beginning April 30, 2025; (iv) revolver draws will be subject to compliance with the minimum Liquidity covenant; (v) the Company will be required to reimburse Silicon Valley Bank ("SVB") for certain fees and expenses relating to the engagement of a financial advisor, and (vi) 100% of first $10.0 million of any equity proceeds will be used to repay the term loan and revolving credit facility, subject to the following carve-outs (A) the first $3.0 million of equity proceeds (B) any equity proceeds received from Vesey Street Capital Partners, L.L.C., our private equity sponsor ("Sponsor"). In consideration for the Third Amendment, the Company paid a fee equal to 0.15% of the outstanding loans to consenting Lenders (as defined in the Credit Agreement) and a $0.125 million arrangement fee to Silicon Valley Bank. On March 12, 2025, in connection with the Third Amendment, the Company, SVB and our Sponsor (through certain affiliated entities) entered into that certain limited guarantee by and among Vesey Street Capital Partners Healthcare Fund, L.P., Vesey Street Capital Partners Healthcare Fund-A, L.P., and the Company (the "Limited Guarantee"), pursuant to which our Sponsor agreed to provide a $10.0 million limited guaranty of the Company’s obligations under the Credit Agreement. The Limited Guarantee was callable on June 15, 2025 (or upon the earlier occurrence of certain defaults described therein) in the Company had not prepaid the term loans (excluding regularly scheduled amortization) by $10.0 million as of such date. On June 13, 2025, the Company made a $10.0 million principal payment on the term loans in accordance with the Third Amendment using proceeds from its underwritten public offering completed on June 11, 2025. The Limited Guarantee automatically terminated on March 12, 2026 following the prepayment of the term loans in an aggregate amount of $20.0 million since the date of the Limited Guarantee.
On August 7, 2026, the Company entered into a further amendment to the Credit Agreement (the "Fourth Amendment") to, among other things: (i) extend the maturity date of the term loan and revolving credit facility to November 15, 2027 (approximately a six-month extension from the previous May 11, 2027 maturity date); (ii) require the Company to make a $2.5 million payment to the Lenders upon signing of the Fourth Amendment; (iii) require the Company to make an additional $2.5 million payment on or before September 30, 2026; (iv) require that 50% of the net proceeds of any future equity issuances (other than issuances under our equity incentive plans) be applied to prepay the term loans, in addition to amounts otherwise required to be applied under the Credit Agreement, (v) require the Company to provide biweekly updates on a conference call with the Lenders with respect to the status of its efforts to cause the Discharge of Obligations (as defined in the Credit Agreement); and (vi) require the Company, if the Discharge of Obligations has not occurred by October 31, 2026, to retain one or more investment banks reasonably satisfactory to the Administrative Agent (as defined in the Credit Agreement) to cause the Discharge of Obligations to occur, whether by obtaining replacement debt refinancing or otherwise. The Company is evaluating if the amendment is a modification or extinguishment and has not completed the accounting for debt issuance costs.
As of June 30, 2026, the interest rate under the Credit Agreement was 8.39%.
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

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of June 30, 2026.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below, which were previously identified in our Annual Report on Form 10‑K for the year ended December 31, 2025 and have not yet been remediated.
Material Weaknesses in Internal Control Over Financial Reporting

•General Accounting and Financial Reporting Processes
As previously disclosed in our Form 10‑K for the year ended December 31, 2025, management identified the following material weaknesses in internal control over financial reporting, each of which continued to exist as of June 30, 2026:
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
Remediation Efforts
Management has initiated remediation plans to address the material weaknesses described above. During the six months ended June 30, 2026, remediation efforts included, among other actions:
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
Current Status of Remediation

As of June 30, 2026, the remediation actions described above had not been fully implemented and had not operated for a sufficient period of time to allow management to conclude that the material weaknesses have been fully remediated. Accordingly, the material weaknesses in internal control over financial reporting continued to exist as of the end of the period covered by this Quarterly Report on Form 10‑Q.
Changes in Internal Controls Over Financial Reporting
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations"), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 7, 2026, the Company entered into a further amendment to the Credit Agreement (the "Fourth Amendment") to, among other things: (i) extend the maturity date of the term loan and revolving credit facility to November 15, 2027 (approximately a six-month extension from the previous May 11, 2027 maturity date); (ii) require the Company to make a $2.5 million payment to the Lenders upon signing of the Fourth Amendment; (iii) require the Company to make an additional $2.5 million payment on or before September 30, 2026; (iv) require that 50% of the net proceeds of any future equity issuances (other than issuances under our equity incentive plans) be applied to prepay the term loans, in addition to amounts otherwise required to be applied under the Credit Agreement, (v) require the Company to provide biweekly updates on a conference call with the Lenders with respect to the status of its efforts to cause the Discharge of Obligations (as defined in the Credit Agreement); and (vi) require the Company, if the Discharge of Obligations has not occurred by October 31, 2026, to retain one or more investment banks reasonably satisfactory to the Administrative Agent (as defined in the Credit Agreement) to cause the Discharge of Obligations to occur, whether by obtaining replacement debt refinancing or otherwise. The Company is evaluating if the amendment is a modification or extinguishment and has not completed the accounting for debt issuance costs
During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Fourth Amendment to Credit Agreement, dated August 7, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: August 10, 2026