Form 10-Q
period 2026-09-30
Airsculpt Technologies, Inc.
filed 2026-11-06
CIK 1870940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file number: 001-40973
AirSculpt Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1471855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2023 West Platt Street,
Tampa, FL	33606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (786) 709-9690
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AIRS	The Nasdaq Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 73,925,997 shares of common stock outstanding as of November 6, 2026.

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

Our future results could be affected by a variety of other factors, including, but not limited to, inability to sell equity or other securities in the future at a time when we might otherwise wish to effect sales; inability to raise capital on commercially reasonable terms, if at all; the risk that any future financings may dilute our stockholders or restrict our business; our ability to repay or refinance our indebtedness under our credit agreement on or prior to its November 15, 2027 maturity and to comply with the requirements of the August 2026 amendment to our credit agreement, including mandatory prepayments from equity proceeds; limitations on our ability to sell securities under our shelf registration statement; failure to stabilize and grow same-center performance; not being able to optimize our marketing investment, go-to-market strategy and sales process; not having the ability to expand our financing options for consumers; being unsuccessful in further product innovations; failure to operate centers in a cost-effective manner; increased operating expenses due to rising inflation; increased competition in the weight loss and obesity solutions market, including as a result of recent regulatory action, and increased market acceptance, availability and customer awareness of weight-loss drugs; shortages or quality control issues with third-party manufacturers or suppliers; competition for surgeons; litigation or medical malpractice claims; inability to protect the confidentiality of our proprietary information; changes in laws governing the corporate practice of medicine or fee-splitting; changes in regulatory, macroeconomic conditions, including inflation and the threat of recession, economic and other conditions of the states and jurisdictions where our facilities are located; and business disruption or other losses from natural disasters, war, pandemics, terrorist acts or political unrest.

We discussed many of these risks and uncertainties in the section titled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in Part II, Item 1A of this Quarterly Report, and in other filings we make from time to time with the U.S. Securities and Exchange Commission. There also may be other risks and uncertainties that are currently unknown to us or that we are unable to predict at this time.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

($000s, except for shares)	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,182	$8,449
Taxes receivable	1,734	1,499
Prepaid expenses and other current assets	6,135	5,508
Total current assets	23,051	15,456
Property and equipment, net	23,008	27,814
Other long-term assets	3,074	3,007
Right of use operating lease assets	23,635	22,454
Intangible assets, net	33,274	36,839
Goodwill	81,734	81,734
Total assets	$187,776	$187,304
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,422	$5,368
Accrued payroll and benefits	2,217	2,607
Current portion of long-term debt	5,460	5,460
Deferred revenue and patient deposits	3,345	1,871
Accrued and other current liabilities	2,731	5,298
Current operating lease liabilities	7,033	7,298
Total current liabilities	27,208	27,902
Long-term debt, net	31,199	50,585
Deferred tax liability, net	2,101	878
Long-term operating lease liabilities	21,332	20,227
Total liabilities	81,840	99,592
Commitments and contingent liabilities (Note 9)
Stockholders' equity
Common stock, $0.001 par value; shares authorized - 450,000,000; shares issued and outstanding - 73,925,997 and 64,542,461, respectively	74	64
Additional paid-in capital	157,548	128,315
Accumulated other comprehensive loss	(433)	(96)
Accumulated deficit	(51,253)	(40,571)
Total stockholders' equity	105,936	87,712
Total liabilities and stockholders' equity	$187,776	$187,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except for shares and per share figures)	2026	2025	2026	2025
Revenue	$31,944	$34,993	$114,233	$118,376
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	12,914	14,864	45,069	48,015
Selling, general and administrative	20,262	19,525	66,265	63,964
Depreciation and amortization	2,902	3,217	8,864	9,705
Loss on impairment of long-lived assets	5	7,137	5	7,245
Total operating expenses	36,083	44,743	120,203	128,929
Loss from operations	(4,139)	(9,750)	(5,970)	(10,553)
Interest expense, net	1,244	1,407	3,485	4,594
Unrealized loss	1	—	4	—
Pre-tax net loss	(5,384)	(11,157)	(9,459)	(15,147)
Income tax expense/(benefit)	1,789	(1,645)	1,223	(2,197)
Net loss	$(7,173)	$(9,512)	$(10,682)	$(12,950)

Loss per share of common stock
Basic	$(0.10)	$(0.15)	$(0.15)	$(0.22)
Diluted	$(0.10)	$(0.15)	$(0.15)	$(0.22)
Weighted average shares outstanding
Basic	72,538,877	62,436,670	70,943,909	60,202,169
Diluted	72,538,877	62,436,670	70,943,909	60,202,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Other Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($000s)	2026	2025	2026	2025
Net loss	$(7,173)	$(9,512)	$(10,682)	$(12,950)
Other comprehensive income/(loss):
Change in foreign currency translation adjustment	27	(437)	(337)	(1,311)
Total other comprehensive income/(loss)	27	(437)	(337)	(1,311)
Comprehensive loss	$(7,146)	$(9,949)	$(11,019)	$(14,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
($000s, except shares and per share figures)	Shares		Amount						Accumulated Deficit		Total
Balance at December 31, 2024	58,369,138		$58		$107,721		$(687)		$(28,904)		$78,188
Issuance of common stock through unit vesting	292,130		1		—		—		—		1
Equity-based compensation	—		—		1,239		—		—		1,239
Payment of taxes withheld through vested equity-based compensation	—		—		(56)		—		—		(56)
Net loss	—		—		—		—		(2,847)		(2,847)
Other comprehensive income	—		—		—		85		—		85
Other	—		—		(379)		—		—		(379)
Balance at March 31, 2025	58,661,268	$—	59	—	108,525	—	(602)	—	(31,751)		76,231
Issuance of common stock through unit vesting	22,820				—		—		—		—
Issuance of common stock through public offerings, net	3,752,582		3		14,008		—		—		14,011
Equity-based compensation	—		—		1,352		—		—		1,352
Net loss	—		—		—		—		(591)		(591)
Other comprehensive loss	—		—		—		(958)		—		(958)
Other	—		—		—		10		—		10
Balance at June 30, 2025	62,436,670	$—	62	—	123,885	—	(1,550)	—	(32,342)	—	90,055
Equity-based compensation	—		—		1,125		—		—		1,125
Net loss	—		—		—		—		(9,512)		(9,512)
Other comprehensive loss	—		—		—		(437)		—		(437)
Other	—		—		(228)		—		—		(228)
Balance at September 30, 2025	62,436,670	$—	$62	$—	$124,782	$—	$(1,987)	$—	$(41,854)	$—	$81,003

Balance at December 31, 2025	64,542,461		$64		$128,315		$(96)		$(40,571)		$87,712
Issuance of common stock through unit vesting	109,011		1		—		—		—		1
Issuance of common stock through public offerings, net	5,894,209		6		14,591		—		—		14,597
Payment of taxes withheld through vested equity-based compensation	—		—		(195)		—		—		(195)
Equity-based compensation	—		—		559		—		—		559
Net loss	—		—		—		—		(2,397)		(2,397)
Other comprehensive loss	—		—		—		(158)		—		(158)
Other	—		—		142		—		—		142
Balance at March 31, 2026	70,545,681		$71	—	143,412	—	(254)	—	(42,968)	—	100,261
Issuance of common stock through public offerings, net	973,139		1		4,975		—		—		4,976
Equity-based compensation	—		—		912		—		—		912
Net loss	—		—		—		—		(1,112)		(1,112)
Other comprehensive loss	—		—		1		(206)		—		(205)
Balance at June 30, 2026	71,518,820	$—	$72	—	149,300	—	(460)	—	(44,080)	—	104,832
Issuance of common stock through public offerings, net	2,407,177		2		7,188		—		—		7,190
Payment of taxes withheld through vested equity-based compensation	—		—		(38)		—		—		(38)
Equity-based compensation	—		—		1,095		—		—		1,095
Net loss	—		—		—		—		(7,173)		(7,173)
Other comprehensive loss	—		—		—		27		—		27
Other	—		—		3		—		—		3
Balance at September 30, 2026	73,925,997	$—	$74	$—	$157,548	$—	$(433)	$—	$(51,253)	$—	$105,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

AirSculpt Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($000s)	2026	2025
Cash flows from operating activities
Net loss	$(10,682)	$(12,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,864	9,705
Equity-based compensation	2,566	3,716
Non-cash interest expense; amortization of debt costs	409	378
Deferred income tax provision	1,223	—
Loss on impairment of long-lived assets	5	7,245
Changes in assets and liabilities
Taxes receivable	(234)	(402)
Prepaid expense and other current assets	(627)	(2,173)
Other assets	(1,389)	7,650
Accounts payable	1,066	(340)
Deferred revenue and patient deposits	1,473	(289)
Accrued and other liabilities	(2,116)	(6,913)
Net cash provided by operating activities	558	5,627
Cash flows from investing activities
Purchases of property and equipment, net	(505)	(2,346)
Net cash used in investing activities	(505)	(2,346)
Cash flows from financing activities
Payment on term loans	(19,795)	(12,883)
Payments for debt modification	—	(288)
Proceeds from public offerings, net	26,707	13,768
Payments on revolving credit facility	—	(5,000)
Payment of taxes withheld through vested equity-based compensation	(232)	(56)
Other financing activity	—	(1,652)
Net cash provided by/(used in) financing activities	6,680	(6,111)
Net increase/(decrease) in cash and cash equivalents	6,733	(2,830)
Cash and cash equivalents
Beginning of period	8,449	8,235
End of period	$15,182	$5,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,196	$4,223
Cash paid for income taxes, net of refunds	$232	$(1,777)

Supplemental disclosure of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$21	$140
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
Variable Interest Entities
The Company has a variable interest in the Domestic PAs where it has a long-term and unilateral controlling financial interest over their assets and operations. The Company has the ability to direct the activities that most significantly affect the Domestic PAs’ economic performance via the MSAs and related agreements. The Company is a practice management service organization and does not engage in the practice of medicine. These services are provided by licensed professionals at each of the Domestic PAs. Certain key features of the MSAs and related agreements enable the Company to assign the member interests of certain of the Domestic PAs to another member designated by the Company (i.e. “nominee shareholder”) for a nominal value in certain circumstances at the Company’s sole discretion. The MSA does not allow the Company to be involved in, or provide guidance on, the clinical operations of the Domestic PAs. The Company consolidates the Domestic PAs into the financial statements. All of the Company’s revenue is earned from services provided by the Domestic PAs and its wholly-owned foreign subsidiary in Canada. The only assets and liabilities held by the Domestic PAs included in the accompanying consolidated balance sheets are clinical related. The clinical assets and liabilities are not material to the Company as a whole.
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
Deferred Financing Costs, Net
Loan costs and discounts are capitalized in the period in which they are incurred and amortized on the straight-line basis over the term of the respective financing agreement which approximates the effective interest method. These costs are included as a reduction of long-term debt on the condensed consolidated balance sheets. Total amortization of deferred financing costs was approximately $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Total amortization of deferred financing costs was approximately $0.4 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of loan costs and discounts is included as a component of interest expense.
Long-Lived Assets
The Company accounts for impairment of long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Topic 360, Impairment or Disposal of Long-Lived Assets. These standards require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future estimated cash flows expected to arise as a direct result of the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Total loss on long lived assets was approximately $0 and $7.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Loss on long-lived assets in the period ended September 30, 2025 were related to impairment of property, plant, and equipment at the closed London location of $2.3 million, and Salesforce software implementation project of $4.6 million.
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
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net loss for the three and nine months ended September 30, 2026 and 2025 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three and nine months ended

September 30, 2026 and 2025 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
Advertising Costs
Advertising costs are expensed in the period when the costs are incurred and are included as a component of selling, general and administrative costs. Advertising expenses were approximately $6.7 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $23.3 million and $20.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open and determined that there are no uncertain tax positions as of September 30, 2026 or December 31, 2025.
The Company has an effective tax rate of approximately (33.2)% and 14.7% for the three months ended September 30, 2026 and 2025, respectively, and approximately (12.9)% and 14.5% for the nine months ended September 30, 2026 and 2025, respectively, inclusive of all applicable U.S. federal and state income taxes.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities (PBEs) to disclose detailed breakdowns of specific expense captions (e.g. COGS, SG&A) in annual and interim notes. It mandates tabular, disaggregated information—such as employee compensation, depreciation, and amortization—to improve transparency for investors. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU on its consolidated financial statements.
NOTE 2 – GOODWILL AND INTANGIBLES, NET
During the three months ended September 30, 2026, the Company identified a triggering event with respect to its finite-lived intangible assets, which consist of technology and know-how and trademarks and trade names and had a combined carrying amount of $33.3 million at September 30, 2026. The triggering event resulted from a current-period operating loss combined with a history of operating and net losses, lower case volumes and revenue in the third quarter of 2026 compared to the prior year, and a reduction in the Company’s expected 2026 financial results.

The Company evaluated the recoverability of the asset group that includes these intangible assets by comparing its carrying amount to the undiscounted cash flows expected to result from the use of the asset group over the remaining useful life of the primary asset, which is approximately seven years. Based on this evaluation, the Company concluded that the carrying amount of the asset group is recoverable and, accordingly, no impairment loss was recognized during the three and nine months ended September 30, 2026.
The Company had goodwill of $81.7 million at September 30, 2026 and December 31, 2025.

Intangible assets consisted of the following at September 30, 2026 and December 31, 2025 (in 000’s):

	September 30, 2026	December 31, 2025	Useful Life
Technology and know-how	$53,600	$53,600	15 years
Trademarks and tradenames	17,700	17,700	15 years
	71,300	71,300
Accumulated amortization of technology and know-how	(28,586)	(25,906)
Accumulated amortization of tradenames and trademarks	(9,440)	(8,555)
Total intangible assets	$33,274	$36,839
Amortization of intangible assets will be $4.8 million per year for each of the next five fiscal years.
Aggregate amortization expense on intangible assets was approximately $1.2 million for each of the three months ended September 30, 2026 and 2025, and $3.6 million for each of the nine months ended September 30, 2026 and 2025.
NOTE 3 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2026 and December 31, 2025 property and equipment consists of the following (in 000’s):

	September 30, 2026	December 31, 2025
Medical equipment	$13,197	$13,076
Office and computer equipment	985	946
Furniture and fixtures	4,564	4,567
Leasehold improvements	32,452	32,440
Construction in progress	2,705	2,423
Less: Accumulated depreciation	(30,895)	(25,637)
Property and equipment, net	$23,008	$27,814
Depreciation expense was approximately $1.7 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $5.3 million and $6.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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
On August 7, 2026, the Company entered into a further amendment to the Credit Agreement (the "Fourth Amendment") to, among other things: (i) extend the maturity date of the term loan and revolving credit facility to November 15, 2027 (approximately a six-month extension from the previous May 11, 2027 maturity date); (ii) require the Company to make a $2.5 million payment to the Lenders upon signing of the Fourth Amendment; (iii) require the Company to make an additional $2.5 million payment on or before September 30, 2026; (iv) require that 50% of the net proceeds of any future equity issuances (other than issuances under our equity incentive plans) be applied to prepay the term loans, in addition to amounts otherwise required to be applied under the Credit Agreement; (v) require the Company to provide biweekly updates on a conference call with the Lenders with respect to the status of its efforts to refinance; and (vi) require the Company, if the refinance has not occurred by October 31, 2026, to retain one or more investment banks reasonably satisfactory to the Administrative Agent to assist the Company with a refinance, whether by obtaining replacement debt financing or otherwise.

Since the execution of the Fourth Amendment on August 7, 2026, the Company has made all required payments under the Credit Agreement, including the $2.5 million payment due upon signing and the additional $2.5 million payment due on or before September 30, 2026. The Company has also applied 50% of the net proceeds from equity issuances under its at-the-market (ATM) offering to prepay the term loans, as required by the Fourth Amendment. During the quarter ended September 30, 2026, the Company prepaid $0.7 million on the term loan from ATM net proceeds. On October 20, 2026, the Company made a prepayment of $1.7 million from ATM net proceeds.

On November 5, 2026, the Company entered into a financing agreement (the "Blue Torch Financing Agreement") with a syndicate of lenders and Blue Torch Finance LLC ("Blue Torch"), as administrative agent and collateral agent, maturing on November 5, 2031. Under the Blue Torch Financing Agreement, there is a senior secured (i) term loan facility with an aggregate principal amount of $39.0 million, which was funded in full at closing, and (ii) revolving loan facility with an aggregate commitment of up to $5.0 million, none of which was drawn at closing. Pursuant to the Blue Torch Financing Agreement, borrowings bear interest at a rate of Term SOFR (as defined in the Blue Torch Financing Agreement) plus an applicable margin of 7.75%, which may be decreased to 6.75% based on leverage level. The lenders party to the Blue Torch Financing Agreement have been granted a first-priority security interest in substantially all assets of the Company. The Blue Torch Financing Agreement contains customary affirmative and negative covenants for transactions of this type, including limitations on indebtedness, liens, investments, restricted payments, asset sales, and affiliate transactions. The Blue Torch Financing Agreement also includes customary events of default and financial maintenance covenants, including (a) a maximum Leverage Ratio (as defined in the Blue Torch Financing Agreement) of 4.50:1.00 for each fiscal quarter ending December 31, 2026 through September 30, 2027, stepping down over time to 2.00:1.00 for each fiscal quarter ending December 31, 2030 and thereafter, (b) a minimum Fixed Charge Coverage Ratio (as defined in the Blue Torch Financing Agreement) of 1.00:1.00 for each fiscal quarter ending December 31, 2026 through September 30, 2027, increasing to 1.10:1.00 for each fiscal quarter ending December 31, 2027 through September 30, 2028 and 1.20:1.00 for each fiscal quarter ending December 31, 2028 and thereafter, and (c) minimum average weekly Liquidity (as defined in the Blue Torch Financing Agreement) of $7.5 million prior to September 30, 2027 and $5.0 million thereafter. The Blue Torch Financing Agreement requires mandatory prepayments of the loans from excess cash flow for each fiscal year beginning with fiscal year 2027, payable following delivery of the audited annual financial statements for that fiscal year, in percentages ranging from 0% to 75% depending on the Company's gross leverage ratio, and from the net proceeds of certain asset dispositions, incurrences of indebtedness and extraordinary receipts, and from the proceeds of equity issued to cure certain financial covenant defaults. Proceeds from the Blue Torch Financing Agreement were used to repay in full all indebtedness under, and terminate, the Credit Agreement and to pay fees and expenses related to the Blue Torch Financing Agreement.

As of September 30, 2026, the interest rate under the Credit Agreement was 8.15%.

Total borrowings as of September 30, 2026 and December 31, 2025 were as follows (in 000’s):

	September 30, 2026	December 31, 2025
Term loans	$37,162	$56,957
Unamortized debt discounts and issuance costs	(503)	(912)
Total debt, net	36,659	56,045
Less: Current portion	(5,460)	(5,460)
Long-term debt, net	$31,199	$50,585
As of September 30, 2026 and December 31, 2025, the Company had $5.0 million available on the revolving credit facility.
The scheduled future maturities of long-term debt as of September 30, 2026 are as follows (in 000’s):

Year ending December 31,
2026	$1,365
2027	35,797
Total maturities	$37,162
All borrowings under the Credit Agreement are cross collateralized by substantially all assets of the Company and are subject to certain restrictive covenants including quarterly total leverage ratio and fixed charge ratio requirements discussed above. The Company is in compliance with all covenants and has no letter of credit outstanding as of September 30, 2026.
NOTE 5 – LEASES
The Company’s operating leases are primarily for real estate, including medical office suites and corporate offices. For the three months ended September 30, 2026 and 2025, the Company incurred rent expense of $1.3 million and $2.8 million, respectively, for its medical office suites. For the nine months ended September 30, 2026 and 2025, the Company incurred rent expense of $4.7 million and $6.3 million, respectively, related to its medical office suites. The Company’s rent expense related to its medical office suites is classified in cost of services within the Company’s condensed consolidated statements of operations. The Company incurred rent expense of $59,521 and $63,853 for the three months ended September 30, 2026 and 2025, respectively, and $189,596 and $218,809 for the nine months ended September 30, 2026 and 2025, respectively, related to the corporate offices which is classified in selling, general and administrative expenses. The Company currently does not have any finance leases.
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

The following table presents supplemental cash flow information for the nine months ended September 30, 2026 and 2025 (in 000’s):

	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,331	$4,964
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,576	$1,340
Future minimum rental payments under all non-cancellable operating lease agreements for the succeeding five years are as follows, excluding common area maintenance charges that may be required by the agreements (in 000’s):

Year ending December 31,
2026 (remaining as of September 30, 2026)	$1,684
2027	7,380
2028	6,881
2029	5,456
2030	4,316
Thereafter	8,927
Total lease payments	34,644
Less: imputed interest	(6,280)
Total lease obligations	$28,364
NOTE 6 – STOCKHOLDERS' EQUITY AND EQUITY-BASED COMPENSATION
During the three and nine months ended September 30, 2026, the Company granted 0 and 2,103,098 restricted stock units ("RSUs") to executive officers and employees under the 2021 Equity Incentive Plan, respectively. During the three and nine months ended September 30, 2025, the Company granted 18,634 and 1,082,717 RSUs, respectively. These RSUs are not considered outstanding until vested. These RSUs have a time-based vesting condition. These units will vest one-third per year over three years. Vesting and payment of these RSUs are generally subject to continuing service of the employee or non-employee director over the requisite vesting periods beginning one year from the date of grant to three years after the date of grant. The fair values of these RSUs were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.
During the three and nine months ended September 30, 2026, the Company also granted 0 and 682,773 performance based stock units ("PSUs"), respectively, which have market-based vesting conditions. In the three and nine months ended September 30, 2025, the Company granted 0 and 899,919 PSUs, respectively. The vesting of the PSUs is based on achievement of a total shareholder return relative to a specified peer group (“rTSR”) within the three year performance period. Based on the rTSR, the PSUs can settle in shares in a range from 0% to 200%. Additionally, during the three and nine months ended September 30, 2025, our CEO was granted 0 and 220,836 PSUs, respectively, with vesting conditioned on the attainment of a 60-day volume weighted average price ("VWAP") in relation to the per share closing price on the date of grant. These awards are structured with one-fourth vesting at 125% VWAP, one-fourth vesting at 175% VWAP, one-fourth vesting at 200% VWAP, and the final one-fourth vesting at 225% VWAP. In addition to the achievement of the performance conditions, all PSUs are generally subject to the continuing service of the employee over the requisite vesting period from the earned date continuing through the settlement of the shares, subject to exceptions (in whole or in part) upon certain qualifying terminations of service, as provided in the applicable award agreement. For these PSUs, the shares settle in the first quarter of the year following the year in which the vesting criteria are met. The performance criterion is based on the Company’s actual performance condition results as compared to the targets. These PSUs are not considered outstanding until settled. The fair values of PSUs with a market-based vesting condition were estimated using a Monte Carlo simulation model.
The Company recorded equity-based compensation expense of $1.1 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $3.7 million for the nine months ended September 30,

2026 and 2025, respectively, in selling, general and administrative expenses on the condensed consolidated statements of operations. Forfeitures are recognized as incurred.

At-the-Market Common Offering Program

On March 14, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with Leerink Partners LLC ("Leerink"), as sales agent, in connection with an at-the-market offering program under which the Company may offer and sell, from time to time in our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million at prices and on terms to be determined by market conditions at the time of offering. The $50.0 million of common stock that may be offered, issued and sold under the ATM Agreement is included in the $100.0 million of securities that may be offered, issued and sold by us under our Registration Statement on Form S-3 (File No. 333-285825). The Company and Leerink each have the right to suspend or terminate the ATM Agreement in each party’s sole discretion at any time. As of September 30, 2026, the Company had sold 11,504,516 shares of common stock under the ATM Agreement for gross proceeds of approximately $33.4 million, and approximately $16.6 million remained available for sale under the ATM Agreement.

In the three and nine months ended September 30, 2026, the Company sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $7.2 million and $26.7 million, respectively:

Date	Shares (in thousands)
Q1 Total	5,894
Q2 Total	973
Q3 Total	2,407
Total	9,274

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net loss for the three and nine months ended September 30, 2026 and 2025 by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net loss for the three and nine months ended September 30, 2026 and 2025 by the weighted-average number of shares of common stock adjusted to give effect to potentially dilutive securities.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of common stock is as follows (in 000’s except for shares and per share figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(7,173)	$(9,512)	$(10,682)	$(12,950)
Denominator:
Weighted average shares of common stock outstanding - basic	72,538,877	62,436,670	70,943,909	60,202,169
Add: Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock outstanding - diluted	72,538,877	62,436,670	70,943,909	60,202,169
Loss per share of common stock outstanding - basic and diluted	$(0.10)	$(0.15)	$(0.15)	$(0.22)
The following number of potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	1,417,252	1,382,083	1,417,252	1,382,083
Performance and market-based stock units	1,605,770	1,702,042	1,605,770	1,702,042
NOTE 8 – INCOME TAXES
The Company's income tax (benefit)/expense for the three months ended September 30, 2026 and 2025 was $1.8 million and $(1.6) million, respectively, and the income tax (benefit)/expense for the nine months ended September 30, 2026 and 2025 was $1.2 million and $(2.2) million, respectively. The 2026 amounts include $2.7 million of discrete income tax expense recorded in the third quarter related to an increase in the valuation allowance on federal and state net operating loss deferred tax assets. The effective tax rate for the three months ended September 30, 2026 and 2025 was (33.2)% and 14.7%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was (12.9)% and 14.5%, respectively. The quarterly income tax expense is based on an updated projection of the Company’s annual effective tax rate. This updated annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes. The impact of any change in the projected annual effective tax rate from the prior quarter is reflected in the quarterly income tax expense. The change in the effective tax rate before discrete items each period is impacted by a number of factors, including adjustments to the valuation allowances. The actual year-end 2026 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

The Company evaluates the realizability of its deferred tax assets each reporting period, considering all available positive and negative evidence, including cumulative losses in recent years, the expected timing of reversals of existing temporary differences, tax planning strategies, and projected future taxable income. During the three months ended September 30, 2026, the Company entered into a three-year cumulative loss position and had limited sources of future taxable income. Based on this evaluation, the Company concluded that it is more likely than not that a portion of its deferred tax assets will not be realized, and the Company recorded a valuation allowance against those deferred tax assets, including federal and state net operating loss carryforwards. The valuation allowance increased to $3.3 million as of September 30, 2026, compared to none as of December 31, 2025.

Of the $3.3 million valuation allowance, $2.7 million relates to federal ($2.0 million) and state ($0.7 million) net operating loss deferred tax assets that existed as of December 31, 2025. Because this reflects a change in judgment about the realizability of beginning-of-year deferred tax assets, the $2.7 million portion of the valuation allowance increase was recognized discretely in the third quarter. The remaining $0.6 million relates to losses generated in 2026 and is reflected in the estimated annual effective tax rate.
There are no uncertain tax positions as of September 30, 2026.
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

NOTE 10 – SEGMENT INFORMATION
The Company has one operating and one reportable segment: direct medical procedure services. This segment is made up of facilities and medical staff that provide the Company’s patented AirSculpt® procedures to patients. The accounting policies of the direct medical procedure services segment are the same as those presented in Note 1 - Organization and Summary of Key Accounting Policies. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM reviews revenue, gross profit, Adjusted EBITDA and net loss. The CODM uses Adjusted EBITDA as the primary profit metric to evaluate income generated from operations in deciding where to spend additional marketing dollars or allocate additional resources. Gross profit is defined as revenues less cost of service incurred and Adjusted EBITDA is defined as net loss excluding depreciation and amortization, net interest expense, unrealized loss, income tax expense/(benefit), restructuring and related severance costs, certain other non-recurring costs, and equity-based compensation. Segment information is presented below showing revenue, significant expenses and net loss (the closest GAAP measure to Adjusted EBITDA), in the same manner that the CODM reviews the operating results in assessing performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$31,944	$34,993	$114,233	$118,376
Operating expenses:
Cost of service (exclusive of depreciation and amortization) (1)	12,914	14,864	45,069	48,015
Advertising cost	6,747	6,411	23,334	20,910
Facility selling, general, and administrative expense	4,787	6,602	15,303	16,681
Corporate selling, general, and administrative expense	8,728	6,512	27,628	26,373
Depreciation and amortization	2,902	3,217	8,864	9,705
Loss on impairment of long-lived assets	5	7,137	5	7,245
Total operating expenses	36,083	44,743	120,203	128,929
Net loss from operations	(4,139)	(9,750)	(5,970)	(10,553)
Interest expense, net	1,244	1,407	3,485	4,594
Unrealized loss	1	—	4	—
Pre-tax net loss	(5,384)	(11,157)	(9,459)	(15,147)
Income tax expense/(benefit)	1,789	(1,645)	1,223	(2,197)
Net loss	$(7,173)	$(9,512)	$(10,682)	$(12,950)

Segment assets	$187,776	$185,920	$187,776	$185,920

(1)	Cost of services includes the costs of physicians, nursing, supplies and rent directly related to the performance of procedures at the facility level.
NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES
As of September 30, 2026 and December 31, 2025 accrued and other current liabilities consist of the following (in 000’s):

	September 30, 2026	December 31, 2025
Credit card payable	964	1,985
Accrued severance	—	817
Other	1,767	2,496
Accrued and other current liabilities	$2,731	$5,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as amended by the Form 10-K/A filed with the SEC on April 6, 2026. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to the “Company,” “AirSculpt,” “we,” “us” and “our” refer to AirSculpt Technologies, Inc. and its consolidated subsidiaries and its related Professional Associations.
Overview
AirSculpt is an experienced national provider of body contouring procedures delivering a premium consumer experience. We provide custom body contouring using our proprietary AirSculpt® method that removes unwanted fat and tightens skin in a minimally invasive procedure, producing dramatic results. We deliver our AirSculpt® procedures through a nationwide footprint of 31 centers across 20 states and Canada as of November 6, 2026.
For the three and nine months ended September 30, 2026, we performed 2,483 and 8,941 cases, respectively, compared to 2,780 and 9,248 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, we generated approximately $31.9 million and $114.2 million of revenue, respectively, compared to $35.0 million and $118.4 million for the three and nine months ended September 30, 2025, respectively. This represents an approximately 8.7% decline in revenue for the three months ended September 30, 2026 over the same period in the prior year and an approximately 3.5% decline in revenue for the nine months ended September 30, 2026 over the same period in the prior year.
Key Operational and Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions:
Cases Performed and Revenue per Case
Our case volumes in the table below, which are used for calculating revenue per case, represent one patient visit although, a patient may have multiple areas treated during one visit. We believe this provides the best approach for assessing our revenue performance and trends.

Total Case and Revenue Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cases	2,483	2,780	8,941	9,248
Case growth	(10.7)%	N/A	(3.3)%	N/A
Revenue per case	$12,865	$12,587	$12,776	$12,800
Revenue per case growth	2.2%	N/A	(0.2)%	N/A
Number of facilities	31	32	31	32
Number of total procedure rooms	65	67	65	67
Same-Center Case and Revenue Metrics
Same-Center Information
For the three months ended September 30, 2026 and 2025, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the three months ended September 30, 2026 and 2025, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the three months ended September 30, 2026 in which such facilities were owned and operated during the three months ended September 30, 2025. We define same-center facilities and procedure rooms based on whether a facility was owned or operated as of September 30, 2025.
For the nine months ended September 30, 2026 and 2025, we define same-center case and revenue growth as the growth in each of our cases and revenue at facilities that were owned and operated during the nine months ended September 30, 2026 and 2025, respectively. At facilities that were not owned or operated for the entirety of the prior year period, the current year period has been pro-rated to reflect only growth experienced during the portion of the nine months ended September 30, 2026 in which such facilities were owned and operated during the nine months ended September 30, 2025. We define same-center facilities and procedure rooms based on whether a facility was owned or operated as of September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cases	2,483	2,748	8,941	9,137
Case growth	(9.6)%	N/A	(2.1)%	N/A
Revenue per case	$12,865	$12,574	$12,776	$12,777
Revenue per case growth	2.3%	N/A	—%	N/A
Number of facilities	31	31	31	31
Number of total procedure rooms	65	65	65	65

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
We define Adjusted EBITDA as net loss excluding depreciation and amortization, net interest expense, income tax expense/(benefit), restructuring and related severance costs, certain other non-recurring costs, unrealized (gain)/loss, and equity-based compensation.

We define Adjusted Net Income as net loss excluding restructuring and related severance costs, equity-based compensation, loss on impairment of long-lived assets, certain other non-recurring costs, and the tax effect of these adjustments.
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
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. We define Adjusted Net Income per Share as Adjusted Net Income divided by weighted average basic and diluted shares. We included Adjusted EBITDA Margin and Adjusted Net Income per Share because they are important measures that our management uses, and believes investors should use to assess our operating performance. We consider Adjusted EBITDA Margin and Adjusted Net Income per Share to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(7,173)	$(9,512)	$(10,682)	$(12,950)
Plus
Equity-based compensation	1,095	1,125	2,566	3,716
Restructuring and related severance costs	33	1,310	1,307	2,516
One-time SOX compliance and other related costs	497	—	1,543	—
Depreciation and amortization	2,902	3,217	8,864	9,705
Loss on impairment of long-lived assets	5	7,137	5	7,245
Litigation settlements	—	—	325	—
Interest expense, net	1,244	1,407	3,485	4,594
Income tax expense/(benefit)	1,789	(1,645)	1,223	(2,197)
Unrealized loss	1	—	4	—
Adjusted EBITDA	$393	$3,039	$8,640	$12,629
Adjusted EBITDA Margin	1.2%	8.7%	7.6%	10.7%

The following table reconciles Adjusted Net Loss and Adjusted Net Loss per Share to net loss, the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(7,173)	$(9,512)	$(10,682)	$(12,950)
Plus
Equity-based compensation	1,095	1,125	2,566	3,716
Loss on impairment of long-lived assets	5	7,137	5	7,245
Litigation settlements	—	—	325	—
Restructuring and related severance costs	33	1,310	1,307	2,516
One-time SOX compliance and other related costs	497	—	1,543	—
Tax effect of adjustments (2)	(565)	(2,462)	(1,385)	(2,850)
Adjusted net loss	$(6,108)	$(2,402)	$(6,321)	$(2,323)

Adjusted net loss per share of common stock (1)
Basic	$(0.08)	$(0.04)	$(0.09)	$(0.04)
Diluted	$(0.08)	$(0.04)	$(0.09)	$(0.04)
Weighted average shares outstanding
Basic	72,538,877	62,436,670	70,943,909	60,202,169
Diluted	72,538,877	62,436,670	70,943,909	60,202,169

(1)    Diluted Adjusted Net Loss Per Share is computed by dividing adjusted net loss by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.
(2)    Tax effect of adjustments represents the estimated income tax impact of the non-GAAP adjustments presented above and is presented as a separate adjustment. The tax effect is calculated by applying the U.S. federal statutory income tax rate to each adjustment that is deductible for income tax purposes. The tax effect does not reflect changes in the Company’s valuation allowance. Accordingly, the discrete valuation allowance charge of $2.7 million recorded during the three months ended September 30, 2026 is not adjusted and remains included in Adjusted net loss.

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
Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Three Months Ended September 30,
	2026		2025
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$31,944	100.0%	$34,993	100.0%
Operating expenses:
Cost of service	12,914	40.4%	14,864	42.5%
Selling, general and administrative	20,262	63.4%	19,525	55.8%
Depreciation and amortization	2,902	9.1%	3,217	9.2%
Loss on impairment of long-lived assets	5	—%	7,137	20.4%
Total operating expenses	36,083	113.0%	44,743	127.9%
Loss from operations	(4,139)	(13.0)%	(9,750)	(27.9)%
Interest expense, net	1,244	3.9%	1,407	4.0%
Unrealized loss	1	N/A	—	N/A
Pre-tax net loss	(5,384)	(16.9)%	(11,157)	(31.9)%
Income tax expense/( benefit)	1,789	5.6%	(1,645)	(4.7)%
Net loss	$(7,173)	(22.5)%	$(9,512)	(27.2)%
Revenue— Our revenue decreased $3.0 million, or 8.7%, compared to the same period in 2025. This decline was driven primarily by a 9.6% decrease in cases on a same-center basis, partially offset by a 2.3% increase in average selling price on a same-center basis. Revenue in the prior-year period also benefited from the operations of the London clinic, which was closed as of December 31, 2025.
Cost of Service— Our cost of services decreased $2.0 million, or 13.1%, compared to the same period in 2025. The decrease was driven by a $0.8 million decrease in physician fees, a $0.4 million decrease in facility rent, a $0.4 million decrease in medical supplies, and a $0.4 million decrease in nursing payroll, reflecting efficiencies in personnel costs and the elimination of one center. Cost of service was 40.4% and 42.5% as a percentage of revenue for the three months ended September 30, 2026 and 2025, respectively.
Selling, General and Administrative Expenses— Selling, general and administrative expenses increased $0.7 million, or 3.8%, for the three months ended September 30, 2026 compared to the same period in 2025. This increase is driven primarily by a $1.4 million increase in professional and legal fees, a $0.3 million increase in advertising expense and a $0.3 million increase in IT expenses. These increases were partially offset by a $1.1 million decrease in rent expense, reflecting the non-recurrence of rent acceleration recorded in the prior-year period in connection with the closure of our London facility, and a $0.2 million decrease in payroll expense, which included reversals of previously accrued severance and bonuses. Selling, general and administrative expenses as a percent of revenue was 63.4% and 55.8% for the three months ended September 30, 2026 and 2025, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and sales and marketing personnel. Total selling expenses were approximately $9.4 million and $8.8 million for the three months ended September 30, 2026 and 2025, respectively. Our customer acquisition costs were approximately $3,767 and $3,145 per customer in the three months ended September 30, 2026 and 2025, respectively. Selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical cost included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expenses were approximately $10.9 million and $10.8 million for the three months ended September 30, 2026 and 2025, respectively.
Depreciation and Amortization— Depreciation and amortization decreased to approximately $2.9 million for the three months ended September 30, 2026 compared to $3.2 million for the same period in 2025. This decrease is driven primarily by the net reduction of one clinic location and one office location during the three months ended September 30, 2026 as compared to the 2025 period.
Interest Expense, net— Interest expense was $1.2 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. The $0.2 million decrease was related to a $0.4 million decrease in interest on our outstanding debt resulting from principal prepayments, partially offset by a $0.3 million increase in loan and finance costs.
Income Tax Expense— Our effective tax rate was (33.2)% and 14.7% for the three months ended September 30, 2026 and 2025, respectively. The main drivers of the difference between the effective and statutory rate for the three and nine months ended September 30, 2026 are the increase in the valuation allowance, non-deductible executive compensation under Section 162(m) of the Internal Revenue Code, and state taxes.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table and notes summarize certain results from the statements of operations for each of the periods indicated and the changes between periods. The table also shows the percentage relationship to revenue for the periods indicated:

	Nine Months Ended September 30,
	2026		2025
($ in 000s)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$114,233	100.0%	$118,376	100.0%
Operating expenses:
Cost of service	45,069	39.5%	48,015	40.6%
Selling, general and administrative	66,265	58.0%	63,964	54.0%
Depreciation and amortization	8,864	7.8%	9,705	8.2%
Loss on impairment of long-lived assets	5	—%	7,245	6.1%
Total operating expenses	120,203	105.3%	128,929	108.9%
Loss from operations	(5,970)	(5.2)%	(10,553)	(8.9)%
Interest expense, net	3,485	3.1%	4,594	3.9%
Unrealized loss	4	N/A	—	N/A
Pre-tax net loss	(9,459)	(8.3)%	(15,147)	(12.8)%
Income tax expense/(benefit)	1,223	1.1%	(2,197)	(1.9)%
Net loss	$(10,682)	(9.4)%	$(12,950)	(10.9)%
Revenue—Our revenue decreased $4.1 million, or 3.5%, for the nine months ended September 30, 2026 compared to the same period in 2025. This decline was driven primarily by 2.1% decrease in same center volume and a .2% decrease in average selling price on a same-center basis. Revenue in the prior-year period also benefited from the operations of the London clinic, which was closed as of December 31, 2025.
Cost of Service—Our cost of service decreased $2.9 million, or 6.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was driven by a $1.1 million decrease in physician fees, a $0.8 million decrease in nursing payroll, a $0.6 million decrease in facility rent, and a $0.4 million decrease in medical supplies, reflecting the elimination of one center in the current period and efficiencies gained in personnel, medical and supply costs. Cost of service was 39.5% and 40.6% as a percentage of revenue for the nine months ended September 30, 2026 and 2025, respectively.
Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $2.3 million, or 3.6%, for the nine months ended September 30, 2026 compared to the same period in 2025. This increase relates to a $2.4 million increase in advertising expense, a $1.7 million increase in professional and legal fees, a $0.6 million increase in payroll expenses, a $0.4 million increase in insurance expense, a $0.5 million increase in bank and processing fees, and a $0.2 million increase in legal settlement expense. These increases were partially offset by a $1.3 million decrease in rent expense, a $1.2 million decrease in stock compensation expense, a $0.5 million decrease in licenses and business taxes, a $0.4 million decrease in other selling expenses, and a $0.2 million decrease in miscellaneous income. Selling, general and administrative expenses as a percent of revenue were 58.0% and 54.0% for the nine months ended September 30, 2026 and 2025, respectively.
Selling expenses consist of advertising costs for social, digital and traditional marketing and for sales and marketing personnel. Total selling expenses were approximately $31.5 million and $28.2 million for the nine months ended September 30, 2026 and 2025, respectively. Our customer acquisition costs were approximately $3,526 and $3,050 per customer in the nine months ended September 30, 2026 and 2025, respectively. Additionally, selling expenses as a percentage of revenue may fluctuate from quarter to quarter based on the timing and scope of our initiatives and the related impact to our revenue.
General and administrative expenses include employee-related expenses, including salaries and related costs (excluding physician and clinical costs included in cost of service), equity-based compensation, technology, operations, finance, legal, corporate office rent and human resources. General and administrative expense were approximately $34.7 million and $35.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Depreciation and Amortization—Depreciation and amortization decreased to approximately $8.9 million for the nine months ended September 30, 2026 compared to $9.7 million for the same period in 2025.
Interest Expense, net—Interest expense was $3.5 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The $1.1 million decrease was related to a $1.3 million decrease in interest on our outstanding debt resulting from principal prepayments and a $0.1 million increase in interest income, partially offset by a $0.3 million increase in loan and finance costs.
Income Tax Expense— Our effective tax rate was (12.9)% and 14.5% for the nine months ended September 30, 2026 and 2025, respectively. The main drivers of the difference between the effective and statutory rate for the three and nine months ended September 30, 2026 are the increase in the valuation allowance, non-deductible executive compensation under Section 162(m) of the Internal Revenue Code, and state taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand, proceeds from sales of our common stock under our at-the-market offering program, and, if needed, up to $5.0 million in revolving loans under our revolving credit facility, subject to minimum liquidity draw requirements. In March 2025, we filed a Registration Statement on Form S-3 (File No. 333-285825) which covers the offer, issuance and sale, for an aggregate initial offering price not to exceed $100.0 million, of shares of common stock and preferred stock; debt securities; warrants to purchase common stock, preferred stock and/or debt securities; and units. We also commenced an at-the-market offering program, with Leerink Partners LLC (“Leerink”) acting as sales agent. This at-the-market offering program provides us with additional access to capital, as needed, subject to market conditions. During the quarter ended September 30, 2026, the Company sold approximately 2.4 million shares of common stock through its at-the-market offering program for total net proceeds of approximately $7.19 million.

The amount of securities we may sell under our shelf registration statement on Form S-3 may be limited. Under current SEC regulations, if the aggregate market value of our common stock held by non-affiliates (our “public float”) is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any 12-month period using shelf registration statements on Form S-3 is limited to one-third of our public float, which is referred to as the “baby shelf rules.” We may be subject to the baby shelf rules, which would limit the amount of securities we could sell under our shelf registration statement, other than shares remaining available for sale under our existing at-the-market offering program, and could limit our ability to raise equity capital, including to repay or refinance our indebtedness under the Credit Agreement.
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

We believe that the cash expected to be generated from operations will be sufficient for our working capital requirements, liquidity obligations, and payments due under our existing credit facilities for at least the next 12 months. The term loans under our Credit Agreement, which had an outstanding principal balance of $37.2 million as of September 30, 2026, mature on November 15, 2027.

On November 5, 2026, the Company entered into a financing agreement (the “Blue Torch Financing Agreement”) with a syndicate of lenders and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, maturing on November 5, 2031. Under the Blue Torch Financing Agreement, there is a senior secured (i) term loan facility with an aggregate principal amount of $39.0 million, which was funded in full at closing, and (ii) revolving loan facility with an aggregate commitment of up to $5.0 million, none of which was drawn at closing. Pursuant to the Blue Torch Financing Agreement, borrowings bear interest at a rate of Term SOFR (as defined in the Blue Torch Financing Agreement) plus an applicable margin of 7.75%, which may be decreased to 6.75% based on leverage level. The lenders party to the Blue Torch Financing Agreement have been granted a first-priority security interest in substantially all assets of the borrower and guarantor parties thereto, subject to customary exclusions. The Blue Torch Financing Agreement contains customary affirmative and negative covenants for transactions of this type, including limitations on indebtedness, liens, investments, restricted payments, asset sales, and affiliate transactions. The Blue Torch Financing Agreement also includes customary events of default and financial maintenance covenants, including (a) a maximum Leverage Ratio (as defined in the Blue Torch Financing Agreement) of 4.50:1.00 for each fiscal quarter ending December 31, 2026 through September 30, 2027, stepping down over time to 2.00:1.00 for each fiscal quarter ending December 31, 2030 and thereafter, (b) a minimum Fixed Charge Coverage Ratio (as defined in the Blue Torch Financing Agreement) of 1.00:1.00 for each fiscal quarter ending December 31, 2026 through September 30, 2027, increasing to 1.10:1.00 for each fiscal quarter ending December 31, 2027 through September 30, 2028 and 1.20:1.00 for each fiscal quarter ending December 31, 2028 and thereafter, and (c) minimum average weekly Liquidity (as defined in the Blue Torch Financing Agreement) of $7.5 million prior to September 30, 2027 and $5.0 million thereafter. The Blue Torch Financing Agreement requires mandatory prepayments of the loans from excess cash flow, for each fiscal year beginning with fiscal year 2027, payable following delivery of the audited annual financial statements for that fiscal year, in percentages ranging from 0% to 75% depending on the Company's gross leverage ratio, and from the net proceeds of certain asset dispositions, incurrences of indebtedness, and extraordinary receipts and cure equity, and from the proceeds of equity issued to cure certain financial covenant defaults. Proceeds from the Blue Torch Financing Agreement were used to repay in full all indebtedness under, and terminate, the Credit Agreement and to pay fees and expenses related to the Blue Torch Financing Agreement. Proceeds of any revolving loans will be used for working capital and general corporate purposes. The foregoing description is qualified in its entirety by reference to the Blue Torch Financing Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2026.
As of September 30, 2026, we had $15.2 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of September 30, 2026.
As of September 30, 2025, we had $5.4 million in cash and cash equivalents and an available amount of $5.0 million under our revolving credit facility. We did not have any letters of credit outstanding as of September 30, 2025.
The following table summarizes the net cash provided by (used for) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in 000s)	2026	2025
Cash Flows Provided By (Used For):
Operating activities	$558	$5,627
Investing activities	(505)	(2,346)
Financing activities	6,680	(6,111)
Net increase/(decrease) in cash and cash equivalents	6,733	(2,830)
Operating Activities
The primary source of our operating cash flow is the collection of patient payments received prior to performing surgical procedures. For the nine months ended September 30, 2026, our operating cash flow decreased by $5.1 million compared to the same period in 2025. The decrease is primarily attributed to weaker than expected revenue performance during the nine months ended September 30, 2026 as compared to the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $0.5 million and $2.3 million, respectively. Investing activities in the nine months ended September 30, 2026 relate primarily to capitalized software. Investing activities during the nine months ended September 30, 2025 relate primarily to final payments on our White Plains, NY location that opened in December 2024.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $6.7 million. During the nine months ended September 30, 2026, we received net proceeds of $26.7 million from the at-the-market offering, made principal payments on our debt of $19.8 million and made payments of taxes withheld through vested equity-based compensation of $0.2 million.

Net cash used in financing activities for the nine months ended September 30, 2025 was $6.1 million. For the nine months ended September 30, 2025, we received net proceeds of $13.8 million from an underwritten public offering and made principal payments on our debt of $12.9 million, payments for debt modification of $0.3 million and payments of taxes withheld through vested equity-based compensation of $0.1 million.
At-the-Market Common Offering Program

On March 14, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with Leerink, as sales agent, in connection with an at-the-market offering program under which the Company may offer and sell, from time to time in our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million at prices and on terms to be determined by market conditions at the time of offering. The $50.0 million of common stock that may be offered, issued and sold under the ATM Agreement is included in the $100.0 million of securities that may be offered, issued and sold by us under our Registration Statement on Form S-3 (File No. 333-285825). The Company and Leerink each have the right to suspend or terminate the ATM Agreement in each party’s sole discretion at any time. As of September 30, 2026, the Company had sold an aggregate of 11,504,516 shares of common stock under the ATM Agreement for aggregate gross proceeds of approximately $33.4 million, and approximately $16.6 million remained available for sale under the ATM Agreement.

In addition, under the Fourth Amendment, which was executed on August 7, 2026, 50% of the net cash proceeds of any issuance of our equity securities after that date (other than issuances under our equity incentive plans) must be applied to prepay the term loans. As a result, only approximately half of the net cash proceeds we raised under our at-the-market offering program after August 7, 2026 per the Fourth Amendment will be available to fund our operations and other general corporate purposes. The Credit Agreement was repaid in full and terminated in connection with the closing of the Blue Torch Financing Agreement, and the Blue Torch Financing Agreement does not require us to apply the net proceeds of equity issuances generally to prepay the loans, other than the proceeds of equity issued to cure certain financial covenant defaults. The Fourth Amendment also required us to make $5.0 million of mandatory term-loan payments in 2026 ($2.5 million paid upon signing and an additional $2.5 million paid on or before September 30, 2026).

In the three and nine months ended September 30, 2026, the Company sold the following quantities of our common stock pursuant to the ATM Agreement for total net proceeds of approximately $7.2 million and $26.7 million:

Date	Shares (in thousands)
Q1 Total	5,894
Q2 Total	973
Q3 Total	2,407
YTD Total	9,274

Long-Term Debt
The carrying value of our total indebtedness was $36.7 million and $56.0 million, which includes unamortized deferred financing costs and issuance discount of $0.5 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively.
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
On August 7, 2026, the Company entered into a further amendment to the Credit Agreement (the "Fourth Amendment") to, among other things: (i) extend the maturity date of the term loan and revolving credit facility to November 15, 2027 (approximately a six-month extension from the previous May 11, 2027 maturity date); (ii) require the Company to make a $2.5 million payment to the Lenders upon signing of the Fourth Amendment; (iii) require the Company to make an additional $2.5 million payment on or before September 30, 2026; (iv) require that 50% of the net proceeds of any future equity issuances (other than issuances under our equity incentive plans) be applied to prepay the term loans, in addition to amounts otherwise required to be applied under the Credit Agreement; (v) require the Company to provide biweekly updates on a conference call with the Lenders with respect to the status of its efforts to cause the Discharge of Obligations (as defined in the Credit Agreement); and (vi) require the Company, if the Discharge of Obligations has not occurred by October 31, 2026, to retain one or more investment banks reasonably satisfactory to the Administrative Agent (as defined in the Credit Agreement) to cause the Discharge of Obligations to occur, whether by obtaining replacement debt financing or otherwise. The Company determined the amendment is a modification.

Since the execution of the Fourth Amendment on August 7, 2026, the Company has made all required payments under the Credit Agreement, including the $2.5 million payment due upon signing and the additional $2.5 million payment due on or before September 30, 2026. The Company has also applied 50% of the net proceeds from equity issuances under its at-the-market (ATM) offering to prepay the term loans, as required by the Fourth Amendment.

As of September 30, 2026, the Company had prepaid $0.7 million of the term loans from net proceeds of ATM equity issuances. Subsequent to quarter-end, on October 20, 2026, the Company made an additional prepayment of $1.7 million from ATM net proceeds.

On November 5, 2026, the Company entered into a financing agreement (the "Blue Torch Financing Agreement") with a syndicate of lenders and Blue Torch Finance LLC ("Blue Torch"), as administrative agent and collateral agent, maturing on

November 5, 2031. Under the Blue Torch Financing Agreement, there is a senior secured (i) term loan facility with an aggregate principal amount of $39.0 million, which was funded in full at closing, and (ii) revolving loan facility with an aggregate commitment of up to $5.0 million, none of which was drawn at closing. Pursuant to the Blue Torch Financing Agreement, borrowings bear interest at a rate of Term SOFR (as defined in the Blue Torch Financing Agreement) plus an applicable margin of 7.75%, which may be decreased to 6.75% based on leverage level. The lenders party to the Blue Torch Financing Agreement have been granted a first-priority security interest in substantially all assets of the Company. The Blue Torch Financing Agreement contains customary affirmative and negative covenants for transactions of this type, including limitations on indebtedness, liens, investments, restricted payments, asset sales, and affiliate transactions. The Blue Torch Financing Agreement also includes customary events of default and financial maintenance covenants, including (a) a maximum Leverage Ratio (as defined in the Blue Torch Financing Agreement) of 4.50:1.00 for each fiscal quarter ending December 31, 2026 through September 30, 2027, stepping down over time to 2.00:1.00 for each fiscal quarter ending December 31, 2030 and thereafter, (b) a minimum Fixed Charge Coverage Ratio (as defined in the Blue Torch Financing Agreement) of 1.00:1.00 for each fiscal quarter ending December 31, 2026 through September 30, 2027, increasing to 1.10:1.00 for each fiscal quarter ending December 31, 2027 through September 30, 2028 and 1.20:1.00 for each fiscal quarter ending December 31, 2028 and thereafter, and (c) minimum average weekly Liquidity (as defined in the Blue Torch Financing Agreement) of $7.5 million prior to September 30, 2027 and $5.0 million thereafter. The Blue Torch Financing Agreement requires mandatory prepayments of the loans from excess cash flow for each fiscal year beginning with fiscal year 2027, payable following delivery of the audited annual financial statements for that fiscal year, in percentages ranging from 0% to 75% depending on the Company's gross leverage ratio, and from the net proceeds of certain asset dispositions, incurrences of indebtedness and extraordinary receipts, and from the proceeds of equity issued to cure certain financial covenant defaults. Proceeds from the Blue Torch Financing Agreement were used to repay in full all indebtedness under, and terminate, the Credit Agreement and to pay fees and expenses related to the Blue Torch Financing Agreement. Proceeds of any revolving loans will be used for working capital and general corporate purposes.
As of September 30, 2026, the interest rate under the Credit Agreement was 8.15%.
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

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of September 30, 2026.
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below, which were previously identified in our Annual Report on Form 10‑K for the year ended December 31, 2025 and have not yet been remediated.
Material Weaknesses in Internal Control Over Financial Reporting
•General Accounting and Financial Reporting Processes
As previously disclosed in our Form 10‑K for the year ended December 31, 2025, management identified the following material weaknesses in internal control over financial reporting, each of which continued to exist as of September 30, 2026:

Management identified a material weakness in controls related to aspects of the Company’s general accounting and financial reporting processes, design and maintenance of formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations.
•Lease Accounting under ASC 842
Management also identified material weakness related to controls over the accounting for leases, specifically the subsequent measurement and recording of lease transactions under ASC 842. The control deficiency resulted in errors in the measurement and presentation of right‑of‑use assets and lease liabilities, which required revision of previously issued financial statements. The Company did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP.
Remediation Efforts
Management has initiated remediation plans to address the material weaknesses described above. During the nine months ended September 30, 2026, remediation efforts included, among other actions:
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
Current Status of Remediation
As of September 30, 2026, the remediation actions described above had not been fully implemented and had not operated for a sufficient period of time to allow management to conclude that the material weaknesses have been fully remediated. Accordingly, the material weaknesses in internal control over financial reporting continued to exist as of the end of the period covered by this Quarterly Report on Form 10‑Q.

Changes in Internal Controls Over Financial Reporting
Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

Our indebtedness under the Blue Torch Financing Agreement contains financial maintenance and other covenants, and a failure to comply could result in an event of default.

Our obligations under the Blue Torch Financing Agreement are secured by substantially all of our assets and require us to comply with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio and a minimum average weekly Liquidity requirement, each as described in Part I, Item 2 of this Quarterly Report and in our Current Report on Form 8-K filed on November 5, 2026. The Leverage Ratio and Fixed Charge Coverage Ratio covenants are first tested for the fiscal quarter ending December 31, 2026. Our results have declined in recent periods, and we may be unable to comply with these covenants. Our right to cure a breach of the Leverage Ratio or Fixed Charge Coverage Ratio covenant with equity may be exercised no more than five times and not in consecutive fiscal quarters, does not extend to the minimum Liquidity covenant, and requires that the proceeds be applied to prepay the loans. If we breach a covenant or otherwise default, the lenders could accelerate the loans and exercise their remedies against substantially all of our assets, which would have a material adverse effect on our business, financial condition and results of operations. Borrowings bear interest at a floating rate based on Term SOFR plus an applicable margin of up to 7.75%, which is higher than the 8.15% rate in effect under the Credit Agreement as of September 30, 2026, and certain prepayments may be subject to a premium.

Our ability to raise capital under our shelf registration statement may be limited by the SEC’s “baby shelf rules.”

Under current SEC regulations, if our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any 12-month period using shelf registration statements on Form S-3 is limited to one-third of our public float. We may be subject to these limitations, other than with respect to shares remaining available for sale under our existing at-the-market offering program. If our ability to sell securities under our shelf registration statement is limited, we may need to conduct offerings under a registration statement on Form S-1 or in transactions exempt from registration, which would likely take more time and be more costly, and we may be unable to raise capital when needed, including to repay or refinance our indebtedness under the Credit Agreement.

Changes in how consumers search for information, including the increasing use of generative AI, may reduce traffic to our website and adversely affect our ability to attract new patients.

Our patient acquisition depends significantly on prospective patients finding our website and scheduling consultations through search engine results and digital marketing. Search engines and other platforms are increasingly integrating generative artificial intelligence (“AI”) features, and consumers are increasingly using AI chatbots, that provide direct answers to queries without directing users to the websites of the underlying providers. As a result, our website has experienced, and may continue to experience, lower search-driven traffic and fewer consultation requests. We do not control how AI-driven search tools select, rank, or present information about our services, and we may be unable to adapt our marketing strategy quickly or cost-effectively enough to maintain our visibility. If we are unable to maintain or increase our visibility in AI-generated responses, or if we must increase our marketing spend to offset reduced organic traffic, our patient acquisition costs may rise, our revenues may decline, and our business, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*
Financing Agreement, dated as of November 5, 2026, by and among AirSculpt Technologies, Inc., EBS Intermediate Parent LLC, EBS Enterprises LLC, the lenders from time to time party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent (filed herewith).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: November 6, 2026